Form 10-Q
period 1997-09-30
TRUDY CORP
filed 1998-04-21
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                      For Quarter Ended September 30, 1997

                           Commission File No. 0-16056



                                TRUDY CORPORATION
                                 353 MAIN AVENUE
                              NORWALK, CONN. 06851



                      Incorporated in the State of DELAWARE
                      Federal Identification No. 06-1007765


                            Telephone: (203) 846-2274


Trudy Corporation has filed reports required to be filed by section 13 or 15 (d) of the Securities Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the past year.


                              SHARES OUTSTANDING AT
                               September 30, 1997

Common Stock, $.0001 par value                                324,457,249 shares

                                TRUDY CORPORATION


INDEX                                                                      PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION


  Unaudited Balance Sheets - June 30, and
      September 30, 1997 ...............................................     2

  Unaudited Statements of Operations - Three months ended and six
      months ended September 30, 1996 and September 30, 1997  ..........     3

  Unaudited Statements of Cash Flows - Three months ended
      September 30, 1996 and September 30, 1997 ........................     4

  Note to Unaudited Financial Statements ...............................     5

  Management's Discussion and Analysis  ................................    6,7


PART II.  OTHER INFORMATION  ...........................................     7

SIGNATURES .............................................................     8


                                         TRUDY CORPORATION
                                     BALANCE SHEET - UNAUDITED

                                                                    Sept 30              June 30
                                                                     1997                 1997
        ASSETS                                                    (unaudited)          (unaudited)
                                                                  -----------          -----------
 Current assets:
   Cash                                                           $    20,556          $       231
   Accounts receivable, net
     (June 30, 56,267; Sept 30, 62,639)                             1,247,460              397,448
   Inventories                                                      1,886,864            1,550,387
   Prepaid expenses                                                   426,937              110,767
   Deferred income taxes                                               40,000               40,000
                                                                  -----------          -----------
Total current assets                                                3,621,816            2,098,833
                                                                  -----------          -----------

Net property, plant and equipment                                      77,527               69,899

 Other assets:
   Deferred income taxes                                              216,000              216,000
  Pre-publication expenses                                            391,280              391,123
                                                                  -----------          -----------

 Total Assets                                                     $ 4,306,623          $ 2,775,855
                                                                  ===========          ===========

        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                                     1,390,373              671,979
   Current portion of notes to related parties                        375,990              362,443
   Current portion of long-term debt                                   11,369               13,000
   Accounts payable & accrued expenses                                897,133              372,018
                                                                  -----------          -----------
Total current liabilities                                           2,674,865            1,419,440

 Notes payable to related parties                                     156,210              153,676
  Long-term debt, net of current portion                               49,463               25,313
                                                                  -----------          -----------

Total liabilities                                                   2,880,538            1,598,429
                                                                  -----------          -----------

 Stockholders' equity:
   Common stock, par value $.0001;
   850,000,000 shares authorized;
   324,457,249 shares issued and  outstanding                          32,446               32,446
   Capital in excess of par value                                   3,993,698            3,993,698
   Deficit                                                         (2,600,059)          (2,848,718)
                                                                  -----------          -----------
              Total stockholders' equity                            1,426,085            1,177,426
                                                                  -----------          -----------
Total liabilities and stockholders' equity                        $ 4,306,623          $ 2,775,855
                                                                  ===========          ===========

                                 SEE NOTES TO FINANCIAL STATEMENTS


                                             TRUDY CORPORATION
                                          STATEMENT OF OPERATIONS
                                                (UNAUDITED)




                                                Three Months Ended                Six Months Ended
                                         ------------------------------    ------------------------------
                                          September 30     September 30    September  30    September  30
                                              1997            1996             1997              1996
                                         -------------    -------------    -------------    -------------
Net sales                                $   1,581,553    $   1,180,598    $   2,257,408    $   2,171,306
                                         -------------    -------------    -------------    -------------

Operating costs and expenses:
   Cost of sales                               849,077          658,797        1,245,363        1,115,414
   Selling, general and administrative         451,585          438,575          819,350          789,622
                                         -------------    -------------    -------------    -------------
                                             1,300,662        1,097,372        2,064,713        1,905,035
                                         -------------    -------------    -------------    -------------

Profit  from operations                        280,891           83,226          192,695          266,271
                                         -------------    -------------    -------------    -------------

Other income (expense):
   Interest expense                            (25,182)          (9,858)         (38,125)          (5,191)
   Other income                                  1,440              934           10,084            1,022
   Other expense (depreciation)                 (2,832)          (3,948)          (5,639)          (9,897)
     Relocation expenses                             0          (68,888)               0         (116,116)
                                         -------------    -------------    -------------    -------------
                                               (26,574)         (81,760)         (33,680)        (130,182)

Profit before tax                              254,317            1,466          159,015          136,089

Provision for income tax                         5,658                0            5,658                0

Net profit (loss)                        $     248,659    $       1,466    $     153,357    $     136,089


Deficit - beginning of period               (2,848,718)      (2,970,470)      (2,753,416)      (3,105,093)
                                         -------------    -------------    -------------    -------------
Deficit - end of period                     (2,600,059)      (2,969,004)      (2,600,059)      (2,969,004)
                                         =============    =============    =============    =============


Net profit/(loss) per share              $     .000766    $    0.000005    $    0.000473    $    0.000427
                                         =============    =============    =============    =============

Weighted average number of
   shares outstanding                      324,457,249      318,457,249      324,457,249      318,457,249
                                         =============    =============    =============    =============

                                     SEE NOTES TO FINANCIAL STATEMENTS



                                        TRUDY CORPORATION
                                     STATEMENT OF CASH FLOWS
                                           (UNAUDITED)


                                                                   Six Months ended Sept. 30
                                                               --------------------------------
                                                                   1997                1996
                                                               -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Profit                                                $   153,357          $   136,089
                                                               -----------          -----------

     Adjustments to reconcile net profit to net cash used in operating activities:

            Depreciation and amortization                           15,025                9,897
            Provision for losses on accounts receivable              7,639               10,712

     Changes in assets and liabilities:
            Accounts receivable                                 (1,081,402)             154,799
            Inventories                                           (482,274)            (129,164)
            Prepaid expenses and other current assets             (357,447)             (77,833)
            Accounts payable and accrued expenses                  529,085             (361,644)
                                                               -----------          -----------

     Net cash  (used)/provided in operating activities          (1,216,017)            (257,144)
                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Pre-publication and royalty advances                          (49,507)              (7,898)
     Dispositions/(additions) to property, plant & equipment       (17,602)             119,064
                                                               -----------          -----------

    Net cash provided by (used in) investing activities            (67,109)             111,166
                                                               -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from loans  - short term                       1,275,377              106,649
     Proceeds/(payment) of long term debt                           25,365               (7,222)
                                                               -----------          -----------
            Net cash provided by financing activities            1,300,742               99,427
                                                               -----------          -----------

     Net increase (decrease) in cash                                17,616              (46,551)
     Cash, beginning of period                                       2,939              145,202
                                                               -----------          -----------
     Cash, end of period                                       $    20,555          $    98,651
                                                               ===========          ===========

                               SEE NOTES TO FINANCIAL STATEMENTS

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


REVENUES

Trudy Corporation's revenues for the first six months of Fiscal 1998 increased 4.0% to $ 2,257,408 compared to revenues of $ 2,171,306 in the first six months of Fiscal 1997. This increase in revenues is attributable to a broad based increase in sales through all channels, as well as the impact of mailing the mail order catalog roughly three weeks earlier this year. Sales for the second quarter were up by 34.0% to $1,581,553 compared to sales of $1,180,598 in the previous fiscal year. The dramatic sales growth is largely the result of timing issues, such that one customer ordered product later in the season than in prior years, thereby expanding second quarter sales at the expense of first quarter sales.

The order backlog totaled $ 1,041,979 on September 30, 1997, up by 3.1% compared to last year's backlog of $ 1,010,700 as of September 30, 1996. This increase in order backlog is not statistically significant and is attributable to an increased order commitment by one major customer as well as a broader acceptance of the Company's new publications by a diverse selection of retailers. The entirety of this backlog was shipped in October and November.


PROFIT AND LOSSES

The net profit of $ 248,659 for the second quarter of Fiscal 1998 compares with the net profits of $ 1,466 for the Second Quarter of Fiscal 1997. Overhead costs are virtually unchanged from the prior year, whereas sales increased dramatically during the three months. Additionally, real estate taxes fell due to concessions negotiated with the City of Norwalk.

For the six months ending September 30, 1997, the net profit was $ 153,357 in contrast to the six month profit of $136,089 in the previous year. In the prior year, both quarters were burdened with significant relocation expenses which were non-recurring. The cost of sales rose during the six months, partly due to lower margins for certain sales, higher labor costs, and higher amortization of mail order catalog costs due to an earlier mailing versus a year ago.

Cost of Sales decreased to a level of 53.7% in the second quarter compared to 55.8% for the second quarter of fiscal 1997. For the six month period, cost of sales were 55.2% in FY98 compared with last year when they were 51.4%.

The Profit from Operations for the second quarter totaled $ 280,891, up significantly from a profit of $ 83,226 in the quarter ending September 30, 1996. Sales rose $ 401,000 (or 34%) over the prior year while cost of sales increased only $190,000 (or 28.9%). Operating profits for the first six months of Fiscal 1998 totaled $ 192,695, down by 27.6% when compared to the profit of $

266,270 in the prior fiscal year. Operating profit margins were 17.8% and 8.5% respectively for the latest three and six month periods of the current fiscal year; in the prior year the net margins were 7.0% and 12.3% respectively.

Interest expense is up over prior year levels as the Company borrowed larger amounts of working capital under the line earlier in the season. The earlier borrowings were necessitated by the need to stock product in advance of shipping a large customer order which had an earlier shipping date. Depreciation expense is down in FY98 as the Company continues to dispose of its manufacturing equipment and as a result of the move to a new warehouse/office location.


LIQUIDITY AND CAPITAL RESOURCES

Both inventory and accounts receivable were up substantially from their levels a year ago, and inventories stood at $1,886,864 at Sept 30, 1997 compared with $1,550,387 on June 30, 1997. This 21.7% increase is the result of having to stock merchandise for growing retail sales in the Fall. Accounts receivable was up three fold from June with $ 1,247,460 outstanding at Sept 30, 1997. Management continues to be satisfied with inventory levels and with the quality of the accounts receivable.

The Company has financed its growth more recently by increased reliance on its bank loan such that outstandings totaled $ 1,390,373 at Sept 30, 1997 compared with $671,979 in June of last year.


                                     PART II

                                OTHER INFORMATION


Items 1-6.     Not Applicable.

                                   SIGNATURES




As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the President being duly authorized, has signed this report on behalf of TRUDY CORPORATION.



Date  FEBRUARY 11, 1998             By /s/ WILLIAM W. BURNHAM
                                       ----------------------------
                                           William W. Burnham,
                                           President