Form 10-Q
period 1997-12-31
TRUDY CORP
filed 1998-04-21
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                       For Quarter Ended December 31, 1997

                           Commission File No. 0-16056



                                TRUDY CORPORATION
                                 353 Main Avenue
                              Norwalk, Conn. 06851



                      Incorporated in the State of DELAWARE
                      Federal Identification No. 06-1007765


                            Telephone: (203) 846-2274


Trudy Corporation has filed all reports required to be filed by section 13 or 15
(d) of the Securities Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the past year.


                              SHARES OUTSTANDING AT
                                December 31, 1997

                Common Stock, $.0001 par value 324,457,249 shares

                                TRUDY CORPORATION

                                                                          PAGE
INDEX                                                                    NUMBER

PART I.  FINANCIAL INFORMATION


  Unaudited Balance Sheets - December 31, 1997 and March 31, 1997 .............2

  Unaudited Statements of Operations - Three and nine months ended
         December 31, 1997 and December 31, 1996 ..............................3

  Unaudited Statements of Cash Flows - Nine months ended
         December 31, 1997 and 1996 ...........................................4

  Notes to Unaudited Financial Statements  ....................................5

  Management's Discussion and Analysis  .......................................6


PART II.  OTHER INFORMATION ...................................................7

SIGNATURES ....................................................................8

                                  TRUDY CORPORATION
                              BALANCE SHEET - UNAUDITED

                                                            Dec 31,         March 31,
Current assets:                                              1997              1997
                                                         -----------       -----------
     Cash                                                $    12,888       $     2,939
     Accounts receivable,
     Net of allowance for doubtful accounts
        (Dec 31, 69,054; Mar 31, 40,000)                     479,013           173,697
     Inventories                                           1,417,927         1,404,590
     Deferred income taxes                                    40,000            40,000
     Due from vendors                                         11,892                 0
     Prepaid expenses & other                                126,437            69,490
                                                         -----------       -----------
 Total current assets                                      2,088,157         1,690,716
                                                         -----------       -----------
 Plant and equipment, net                                    101,665            65,539

 Other assets:
     Deferred income taxes                                   216,000           216,000
     Pre-publication expenses                                447,138           351,183
                                                         -----------       -----------
Total other assets                                           663,138           567,183

                                   TOTAL ASSETS          $ 2,852,960       $ 2,323,438
                                                         ===========       ===========

Current liabilities:
     Bank note payable                                       257,449           145,000
     Current portion of notes to related parties             379,961           368,047
     Current portion of long-term debt                        11,369            11,647
     Accounts payable and accrued expenses                   398,401           345,708
                                                         -----------       -----------
Total current liabilities                                  1,047,180           870,402
                                                         -----------       -----------

     Notes payable to related parties                        158,743           151,143
     Long-term debt, net of current portion                   46,464            29,166
                                                         -----------       -----------
Total long term liabilities                                  205,207           180,309

                                   TOTAL LIABILITIES       1,252,387         1,050,711
                                                         -----------       -----------

Stockholders' equity:
     Common stock, par value $.0001;
     850,000,000 shares authorized;
     324,457,249 (1997) and 318,457,249 (1996)
     shares issued and outstanding.                           32,446            32,446
     Capital in excess of par value                        3,993,698         3,993,698
     Deficit                                              (2,425,571)       (2,753,417)
                                                         -----------       -----------
Total stockholders' equity                                 1,600,573         1,272,727
                                                         -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,852,960       $ 2,323,438
                                                         ===========       ===========


                                      SEE NOTE TO FINANCIAL STATEMENTS

                                                 TRUDY CORPORATION
                                              STATEMENT OF OPERATIONS
                                                    (UNAUDITED)


                                                      Three Months Ended                 Nine Months Ended
                                                 ---------------------------        ---------------------------
                                                    Dec 31         Dec 31              Dec 31          Dec 31
                                                     1997           1996                1997            1996
                                                 -----------     -----------        -----------     -----------

Net sales                                        $ 2,108,990     $ 2,265,584        $ 4,366,399     $ 4,436,890
                                                 -----------     -----------        -----------     -----------

Operating costs and expenses:
   Cost of sales                                      811,38       1,129,706          2,108,811       2,234,620
   Selling, general and administration             1,011,623         748,415          1,830,973       1,548,536
                                                 -----------     -----------          ---------     -----------
                                                   1,823,006       1,878,121          3,939,784       3,783,156

Profit from operations                               285,984         387,463            426,615         653,734


Other income (expense):
   Interest expense                                  (25,986)        (33,332)           (64,110)        (38,524)
   Other income                                        4,656           9,838             14,740          10,860
   Other expense (depre/amort)                        (2,781)         (3,948)            (8,421)        (13,844)
   Relocation expenses                                    (0)       (116,116)                (0)       (116,116)
                                                 -----------     -----------        -----------     -----------
                                                     (24,111)        (27,442)           (57,721)       (157,624)

Profit before tax                                    261,873         360,021            368,824         496,110

Provision for income tax                              35,320               0             40,977               0


Net profit                                       $   226,553     $   360,021        $   327,846     $   496,110

Deficit -- beginning of period                    (2,652,126)     (2,969,004)        (2,753,417)     (3,105,093)
Deficit -- end of period                         $(2,425,571)    $(2,608,983)       $(2,425,571)    $(2,608,983)
                                                 ===========     ===========        ===========     ===========


Net income per share                             $  0.000711     $  0.001124        $  0.001010     $  0.001549
                                                 ===========     ===========        ===========     ===========

Weighted average number of
   shares outstanding                            324,457,249     320,290,552        324,457,249     318,457,249


                                            SEE NOTE TO FINANCIAL STATEMENTS

                                    TRUDY CORPORATION
                                 STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                                         Nine Months Ended
                                                                     ------------------------
                                                                       Dec 31,        Dec 31,
                                                                        1997           1996
                                                                     ---------      ---------
      CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss)                                              $ 327,846      $ 496,110
                                                                     ---------      ---------

      Adjustments to reconcile income to
        net cash provided by operations:
           Depreciation and amortization, inclusive
           of amortization of pre-publication expenses                  31,332         65,518
           Provision for losses on accounts receivable                  14,054         18,182
           Loss on disposal of plant and equipment                           0        116,116
           Compensation via stock grants                                     0         12,000


      Changes in current assets and current liabilities:
           Accounts receivable                                        (319,370)       (54,655)
           Inventories                                                 (13,337)      (217,159)
           Prepaid expenses and other current assets                   (68,839)        56,301
           Accounts payable & accrued expenses                          87,771       (394,278)
                                                                     ---------      ---------
      Net cash provided by operations                                   59,457         98,135

      CASH FLOWS FROM INVESTING ACTIVITIES:

           Pre-publication and royalty advances                       (118,866)       (87,031)
           Additions to plant and equipment                            (44,547)        (3,352)
                                                                     ---------      ---------
      Net cash provided by  investing activities                      (163,413)       (90,383)

      CASH FLOWS FROM FINANCING ACTIVITIES:

           Net proceeds from loans - short term                        146,424       (109,345)
           Net proceeds (repayments) of loans - long term              (32,519)        (9,297)
                                                                     ---------      ---------
      Net cash provided (used) by financing activities                 113,905       (118,642)

      Net  increase (decrease) in cash                                   9,949       (110,890)

      Cash, beginning of period                                          2,939        145,202
                                                                     ---------      ---------
      Cash, end of period                                            $  12,888      $  34,312
                                                                     =========      =========


                                   SEE NOTE TO FINANCIAL STATEMENTS

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


REVENUES

Trudy Corporation's revenues for the first nine months of Fiscal 1998 decreased 1.6% to $ 4,366,399 compared to revenues of $ 4,436,890 in the first nine months of Fiscal 1997. Sales for the third quarter decreased by 6.9% to $2,108,990 compared to sales of $2,265,584 in the previous fiscal year. The decrease is the result of a general lackluster retail trade environment across all categories, especially among specialty retail chains where purchases of Soundprints products were significantly off from a year ago.

The order backlog totaled $ 59,610 at December 31, 1997, compared to a backlog of $ 50,007 as of December 31, 1996. This small increase in order backlog is not significant in the course of the business and has little impact on the overall business conducted over the course of the full year.

As noted in previous quarters, the Soundprints product continues to find favor with independent retailers who make a strong commitment behind the line. For these retailers the orders are larger and the sell-through appears to be solid, prompting re-orders. Additionally, in the fall of 1997 the direct mail catalog was increased in circulation and this had a proportionate increase in total sales.


PROFIT AND LOSSES

The gross profit of $ 1,297,607 for the third quarter of Fiscal 1998 compares to a gross profit of $ 1,140,378 for the third quarter of Fiscal 1997, an increase of 13.8%. For the nine months ending December 31, 1997, the gross profit was $2,257,588, up 1.9% compared to a nine month gross profit of $2,215,770 in the previous year. Cost of sales fell to 38.5% for the third quarter of fiscal 1998 compared to 49.7% for the third quarter of fiscal 1997. For the nine month period, cost of sales at 48.3% improved from last year when the cost of sales was 50.1%.

Profit from Operations for the third quarter totaled $ 285,984, down from $ 387,463 in the quarter ending December 31, 1996. Operating profits for the first nine months of Fiscal 1998 totaled $426,615, a decrease of 34.7% compared to $653,734 in the prior fiscal year. Both the fixed cost of administration was up as well as selling costs, in particular the costs of producing more mail order catalogs. Operating profits as a percent of sales were 13.6% and 9.8% for the latest three and nine month periods, respectively, of the current fiscal year.

Interest expense is up somewhat for the third quarter, though the interest expense is up sharply for the nine month period. This is due to greater borrowings in the season, matching the slightly later ordering pattern of our customers as well as a growing need for more inventory to support an expanded number of new titles.

Other income of $4,656 for the quarter and $14,740 for the nine months reflects a growing business in sub-licensing of the Company's books by other publishers for distribution in foreign translations or in book clubs. As discussed in last years 10-Q Report, the relocation expense of $116,116 in the nine month figures of fiscal 1997 reflects the write-off of leasehold improvements at the Company's previous location and is a non-recurring event.

Net profit after tax of $ 226,553 for the third quarter compares with a net profit of $ 360,021 for the third quarter of the previous fiscal year, a decline of 37.1%. For the nine months, net profits are down by 33.9% to $ 327,846 as compared to $ 496,110 for the prior year. Sales revenues declined slightly from the prior year as selling and administrative costs grew. This increase in expenses is the direct result of Company efforts to stimulate future revenue growth through greater catalog mailings and higher quality artists whose publication fees are higher.

Accounts receivable totaled $479,013 as of December 31, 1997, up from $173,697 on March 31, 1997. In both cases the amounts owed were collected shortly thereafter. The March Quarter is traditionally a low sales period compared to the December period which is impacted by large holiday sales. Inventory totaled $1,417,927 at December 31, 1997 compared to $1,404,590 on March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Given the continuing high rate of growth in working capital, the Company's credit facility continues to play a major role in the Company's business plan. The local bank has been supportive of the Company's efforts and a good dialogue continues; the Company remains within all the guidelines set by the bank. As of December 31, 1997 the balance owing on direct officer loans totaled $379,961 while bank loans secured by corporate collateral and personal guarantees totaled $257,449. The bank loan was used to finance inventory and accounts receivable.

At this point, the Company does not anticipate any new significant sources of cash in Fiscal 1998. There are no developments, either favorable or unfavorable, which are apparent as yet and which would affect the Company's future success.

         PART II

         OTHER INFORMATION


Items 1-6. Not Applicable.

                                   SIGNATURES




As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the President being duly authorized, has signed this report on behalf of TRUDY CORPORATION.



Date MARCH 27,  1998                                 By  /s/ WILLIAM W. BURNHAM
                                                         ----------------------
                                                             William W. Burnham,
                                                             President