Form 10KSB
period 1998-03-31
TRUDY CORP
filed 1998-09-02
CIK 815098

--------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
         --------------------------------------------------------------

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the fiscal year ended Commission file number
                             March 31, 1998 0-16056

                                TRUDY CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       06-1007765
--------------------------------                      ------------------
(State or other jurisdiction                          (I.R.S. employer
of incorporation or organization)                     identification No.)


   353 Main Avenue, Norwalk, Connecticut                  06851-1552
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)

   Telephone: (203) 846-2274

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------


                                                   Name of each exchange on
Title of each class                                    which registered
-------------------                                ------------------------
None                                                    Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

For the year ended March 31, 1998 total revenues for the Company were $4,977,599. As of June 30, 1998, 331,222,249 shares of Common Stock, $.0001 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the estimated average of the bid and ask prices for such stock on that date was approximately $662,444.

         DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits filed with the Registration Statement on Form S-18 (File Number 33-14379B) are incorporated by reference into Part IV of this report.





                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  BUSINESS

(a)(1)   GENERAL DEVELOPMENT OF BUSINESS.

The Company publishes early juvenile story books and audio-cassettes which are sold in conjunction with contract manufactured educational toys to the retail and mail order markets.

The Company was organized as a Connecticut corporation under the name Norwest Manufacturing Corporation on September 14, 1979, changed its name to Trudy Toys Company, Inc. on December 5, 1979, changed its name to Trudy Corporation on March 27, 1984, and was re-incorporated as a Delaware corporation on February 25, 1987. As used in this report the term "Company" includes Trudy Corporation and its Connecticut predecessor, except as the context may otherwise require.

On July  14,  1987,  the  Company  became  publicly  held  through  the  sale of
100,000,000 shares of Common Stock. On August 24, 1987, the Company's underwriter exercised its over-allotment option with respect to 12,392,249 additional shares of Common Stock.

In September 1990, Company's management and the Board of Directors decided to restructure the Company's businesses so as to reduce the level of the Company's bank and trade debt, overhead and administrative expenses. The restructuring was achieved by selling off selected assets and by divesting certain business lines. The Company engaged outside consultants to advise it in its restructuring plans.

By March 1991, three of the Company's four business lines had been divested. In addition, various incidental equipment was sold to diverse buyers, though no single sale was material.

The first full year that the Company operated in its restructured capacity as a publisher was 1993.

During the past year, there have been no bankruptcy, receivership, or similar proceedings with respect to the Registrant. There has been no merger or consolidation of the Registrant other than the Registrant's re-incorporation as a Delaware corporation on February 25, 1987.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Not Applicable.


(c)(1)   NARRATIVE DESCRIPTION OF BUSINESS.

The following paragraphs describe in greater detail the business done and intended to be done by the Registrant.

After the divestiture of most of the corporation's assets during 1991, one small business segment remained ---the wholly owned publishing subsidiary, Soundprints. Effective March 1991, the company began doing business as Trudy Corporation d/b/a Soundprints, hereafter called Soundprints, and consolidated operations into the parent company. Retroactive to March 31, 1992, the Soundprints subsidiary was liquidated and the Soundprints division activated.

The Company holds an exclusive license from the Smithsonian Institution to utilize the Smithsonian name through the period ending September 30, 2002 in connection with the sale of realistic wildlife plush, educational toys, storybooks, and audio cassettes. Under this Agreement, the Smithsonian will not issue a competing license without first conferring with the Company. Royalties to be paid to the Smithsonian are 5.0% of net sales on all licensed products.

In October 1994 the Company signed a six year license with The Nature Conservancy to develop a habitat series of toy/book/tape combinations. The first four of those habitat titles came to market in the spring of 1997, and their orientation has been to span across both the educational and the trade markets. Market reception has been extremely positive as retail turns have exceeded three times annually as a result of the high perceive value of the $14.95 price point for a paperback and plush animal. As of Fall 1998, ten Nature Conservancy titles will have been published.

MARKETING AND SALES

The Company's products are sold to book, toy, and specialty store retailers as well as book distributors by a commissioned sales force of 70 independent sales representatives. In addition, the company mails a catalog once a year directly to consumers, schools, and libraries and receives phone and mail-in orders by an in house in-bound telemarketing staff. Sales to warehouse clubs continue to be significant with 35% of the Company's 1998 volume going to the distributor that services the three chains that comprise this market segment. The Company, however, has an explicit strategy to develop other more consistent markets over time.

One such growth category is school book clubs and book fairs where subsidiary paperback publishing rights to specific titles are sold for the most part to three customers who purchase significant quantities of related stuffed animals to accompany each title.

Having discontinued its plush toy sewing operations, the Company concentrates its warehouse efforts on package assembly of the toy, book, and tape components for fulfillment to the retail and mail order trade. The fulfillment operation will become increasingly important as the primary growth area for the company is the mail order division which contributed 25% of the Company's 1998 volume, up from 17% in 1997. In addition, the marketing focus of the Company is to expand its percentage of sales via consumer direct response and telephone sales to schools and libraries while maintaining sales to resellers.

During 1998 sales to the retail categories, principally book, toy, and specialty stores were flat or off somewhat from the prior fiscal year. Traditional aquarium, museum, and zoo stores continued to have a positive impact on sales due to the themed nature of the Company's products. On the other hand, sales to independent book sellers have proven to be the most volatile as this class of trade continues to be affected by the marketing penetration of the large bookstore chains.

Presently, the Company has no significant international business other than subsidiary rights sales to French and Korean publishers as well as distributor sales to Singapore, Australia and Japan. The Company began distribution to Canada in July 1997 with mixed results.

Longer term the Company continues to explore strategic partnership opportunities to obtain synergies in editorial, distribution, and sales to enhance growth and leverage margins.

MANUFACTURING

The Company produces the majority of its products by subcontracting with a number of independent toy and printing factories located in Singapore, Bangladesh, Thailand, and China. These outside manufacturers also perform certain other functions (for example, the labeling and packaging of product for final shipment direct to the customer). Three of these manufacturers account for roughly 95% of the work performed by outside manufacturers. Audiotapes are duplicated in Bridgeport, CT on a two week turnaround basis which virtually eliminates the need for large inventories.

The past year has seen the Company shift its plush toy manufacturing away from Thailand and Indonesia to China. The currency crises in Southeast Asia posed significant risks to the financial well-being of Thai and Indonesian factories though there were significant cost savings on plush toy purchases. At the same time, the currency instability in these countries put pressure on China's factories to lower stuffed toy costs to remain competitive with Thail and Indonesian factories. Furthermore, for book purchases, the stronger US dollar allowed for significant savings on book print orders originating from Singapore where 60% of the Company's books are produced. Delivery has been satisfactory from all suppliers.

SEASONALITY

The demand for the Company's retail products is seasonal, with a majority of sales to retailers occurring during the late summer and early fall in anticipation of the Christmas season.

CUSTOMERS

One customer accounted for 35.2% of sales in 1998 with this same customer representing 36.5% in 1997.

BACKLOG

As of March 31, 1998, the Company's order backlog was approximately $472,365. As of March 31, 1997, the Company's backlog was approximately $143,918. Although March is typically a slow month for sales in this industry and backlog figures are volatile and may change dramatically from month to month, the increase in order backlog from last year is primarily the results of several large orders placed by the Company's largest customers. Although orders are subject to cancellation, this happens only rarely.

GOVERNMENT REGULATIONS

Not Applicable.

COMPETITION

Management believes the Company is the leading supplier of licensed realistic plush toys packaged together with an educational book and audio-cassette. The Company is not aware of any major competitors in this market at this time, though there are a few publishers who compete by combining plush toys with single titles of children's classics or TV promoted licenses. The Company believes its competitive advantages are its superior design and quality control capabilities, in addition to the licenses with the Smithsonian and The Nature Conservancy.

The Company believes that a large percentage of the ultimate purchasers or recipients of its products are adults who in turn are gift-givers to children. The Company does not view itself as being strictly a toy company but rather a multi-media publisher. Nevertheless, the Company experiences some indirect competition from toy companies and publishers who compete for the same "open to buy" dollars among wholesalers and retailers.

RESEARCH AND DEVELOPMENT.

Not applicable.

EMPLOYEES

As of March 31, 1998 the Company had 21 full-time employees, all in its Norwalk facility, consisting of twelve persons in sales and administration, seven in shipping and handling, and two in editing and graphic design. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area and to handle in-bound telemarketing for the direct response business.

The Company's ability to design, manufacture, market, and sell products depends in large part on its ability to attract, retain, and motivate highly skilled personnel, particularly in the product design, publishing, and sales positions. The Company has upgraded its positions in editorial and sales management in terms of professionalism and experience level to improve the quality of the published product and its perceived value to the trade.

Plush and toy product design is largely done by "design rooms" managed by the Company's overseas' contractors. Storybooks are created through free-lance authors, illustrators, and graphic designers, working together with the Company's editorial staff.


(d)(1) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Not applicable.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases warehouse and administrative facilities in a 27,000 square foot building at 353 Main Avenue in Norwalk, Connecticut. The building is located in an industrial area approximately 50 miles east of New York City. This facility, first occupied by the Company in July 1996 is owned by a partnership comprised of the Company's President, a former Vice President, and a Board Member.

The lease which runs to 2004 provides for annual rent which is representative of the local market today and holds the Company responsible for payment of taxes and utilities as well as rent.

The Main Avenue property was purchased and financed independently of Trudy Corporation. Renovations to the site however required the use of a $300,000 installment loan payable over eight years. This bank loan is collateralized with the Trudy lease contract, as well as a Trudy Corporation guarantee.

The Company believes that its facilities are adequate for all of its foreseeable requirements.

Trudy Corporation formerly occupied a building at 165 Water Street in Norwalk, CT which it vacated in early July 1996. Trudy remains obligated as a guarantor on the industrial revenue bonds used to finance the construction of that building. At present the building is leased to a 100% owned subsidiary of Timex Corp under lease terms which run for another three years. The lease payments provide adequate funds for the payment of principal amortization and interest on the $ 1,500,000 remaining on the industrial revenue bond used to build the facility. The interest rate on the bond is adjusted, based upon an index of short-term tax exempt obligations. The interest rate in effect on June 30, 1998 was 3.85%.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party, or of which, any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998 through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the over-the-counter market (NASDAQ symbol: TRDY) since July 14, 1987. The following table shows the range of low bid and high bid quotations for the Company's Common Stock on the NASDAQ System for the periods indicated, as furnished to the Company by NASDAQ.

             FISCAL YEAR 1998                LOW BID         HIGH BID
             ----------------                -------         --------

             First Quarter                  est. .001          .002
             (April - June 1997)

             Second Quarter                 est. .001          .002
             (July - September 1997)

             Third Quarter                  est. .001          .002
             (October - December 1997)

             Fourth Quarter                 est. .001          .002
             (January - March 1998)

These quotations represent the Company's best estimate as to stock prices. Since Trudy is a so-called "penny stock" and de-listed, trading activity has been limited. The Company's stock will probably remain illiquid until financial performance improves still further and a market-maker takes a more active involvement in this stock.

Since its organization, the Company has not paid any dividends on its Common Stock and its Board of Directors does not contemplate declaring any dividends in the future. In the past, certain long-term debt agreements with a bank and the bond guarantee agreement (see Notes 5(b) and 8(a,b)) included restrictive covenants pursuant to which the Company was restricted from paying any dividends other than a stock dividend on its own capital stock. The Company intends to retain future earnings, if any, for use in the Company's business rather than pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to the Company for the five years ended March 31, 1998. Note that the financial information for the fiscal years 1998, 1997, and 1996 has been subjected to a audit, whereas that for 1995 and 1994 has only been reviewed by outside auditors. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 and in conjunction with the Company's Financial Statements and Notes thereto appearing on pages F-2 through F-19 of this Annual Report on Form 10-K.

                                                             FOR THE YEARS ENDED MARCH 31,
                                     ------------------------------------------------------------------------
SUMMARY OF OPERATIONS                     1998           1997          1996            1995           1994
                                     ------------   ------------   ------------   ------------   ------------

Net sales                            $  4,977,599   $  4,796,410   $  4,096,219   $  3,254,256   $  2,383,639

Income (loss) from operations
  before taxes and other charges**   $     78,876   $    451,795   $    224,412   $    278,114   $     39,987

Income (loss)
  per share                          $   0.000627   $   0.001093   $   0.000999   $   0.000887   $   0.000126

Weighted average number of
  shares outstanding                  324,598,187    321,790,582    318,457,249    318,457,249    318,457,249

FINANCIAL DATA

Total assets                         $  2,889,844   $  2,323,438   $  2,790,816   $  1,597,953   $  1,225,581

Notes payable and
  other long term debt               $    698,888   $    560,003   $    547,320   $    130,878   $    170,326


Stockholders' equity                 $  1,483,574   $  1,272,727   $    909,051   $    537,726   $    255,272


** Note - does not include the cumulative effect of change in accounting principle as disclosed in Note 13 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

Net sales for the year ended March 31, 1998 were $4,977,599 as compared with net sales of $4,796,410 for the year ended March 31, 1997, or an increase of 3.8%. Direct market catalog sales increased by over 50 % from $810,067 in 1997 to $1,231,178 in 1998. Sales to mass merchant warehouse clubs were flat year to year, but remained the largest segment. Sales to the retail booksellers and special markets declined due to increased competition from the large bookstore chains.

Cost of sales of $2,780,401 increased from $2,522,688 in the prior year. In percentage terms to sales, cost of sales increased from 52.6% to 55.9% principally as a result of increases in fixed costs, amortization of pre-publication design costs associated with the increased number of titles published in the last two years, design and editorial costs, and labor and shipping costs.

Selling, general, and administrative (SG&A) expenses increased from $1,821,927 to $2,118,322. Higher advertising and catalog expenses along with outside telemarketing costs and sales salaries account for the increase, but position the Company for continued growth in both the direct mail and trade segments.

Consequently, income from operations of $78,876 was down from $451,795 in 1997.

Interest expense increased to $102,099 from $55,077 in the prior year primarily to fund increased working capital levels. With an increasing portion of revenues occurring in the pre-holiday period in the direct mail segment, it was necessary to increase inventory levels in the summer months in preparation of this period of heavy demand.

The 1997 results included a non-recurring expense of $124,384 related to the relocation of the Company's facilities in July 1997. In 1998, the Company posted a non-recurring gain of $56,320 (net of income taxes) as William Burnham forgave $96,320 in interest payments due to him on loans made to the Company over the past several years.

The deferred tax asset of $378,000 at March 31, 1998 increased principally as a result of expected realization of net operating loss carry-forwards.

Consequently, net income of $203,552 for the period was below last year's level of $351,676.

Accounts receivable increased to $321,898 at March 31, 1998 from $173,697 a year earlier due in part to higher sales levels in February and March compared with the prior year and also due to a slowing in payments from several wholesale customers. In 1997 one large customer had paid its account in full by year end.

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

Net sales for the year ended March 31, 1997 were $4,796,410 as compared to net sales of $4,096,219 for the year ended March 31, 1996, or an increase of 17.1%. The increase in sales was due to the Company's ability to sell into the specialized areas of the book and education trade, as well as successful development of the warehouse clubs and theme retailers such as nature and marine product stores. Additionally, the Company continued to expand its development efforts and published sixteen new titles in hard cover and introduced sixteen existing titles in paperback (or other formats). A national bookstore chain rolled out with chain wide orders based on favorable test results from prior months.

Cost of sales, at $2,522,688, showed a decrease, both in absolute terms and as a percentage of revenues such that cost of sales was 52.6% of revenues in 1997, down from 59.3% or $2,428,007 in 1996. Diversification of overseas vendors, together with increases in purchased quantities, has helped reduce prices. Paper prices for book printing fell towards the end of the 1996 with improved margins realized in 1997 as a result.

The Company expanded its product development in 1997, doubling the number of titles published to sixteen and introducing two new series - one under the Smithsonian aegis and one under The Nature Conservancy license. Further, the process of vendor diversification continues and has begun to yield material benefits, especially in the area of plush toys.

Selling, general and administrative costs increased by 26.2% to a total of $1,821,927 in 1997 from $1,443,800 in 1996. SG&A represented approximately 38.0% of revenues in 1997 compared to 35.2% in the prior year. The Company hired new staff in the area of sales and editorial during the past twelve months.

Income from operations was up by 101.3% to $451,795 in 1997 compared with $224,412 in 1996. The profit performance is especially acceptable considering that the Company has upgraded its staff in the past twelve months, while maintaining a conservative inventory policy.

Net interest expense for the Company was $55,077 in 1997, up 12.7% from the $48,884 in 1996. Bank borrowings were up somewhat over the prior year. In large part this is due to the fact that the seasonality of the business has lessened in the past year as more non-holiday related sales are concluded. While this stabilizes our sales profile, another consequence is the need to stock (and finance) greater inventory levels on a year round basis.

The Company posted a large, non-recurring expense in 1997 to record the cost of the move to the new location in Norwalk, CT. This expense of $124,384 reflects the cost of writing off the leasehold improvements at the prior location dating back to 1988 as well as the small cash cost of moving and setting up the new building.

Inclusive of the non-recurring expense noted above, the Company continued to maintain its financial position by generating a net income after tax of $351,676 which is down 5.3% from the $371,325 produced in 1996. Return on sales was 7.3% in 1997 compared to 9.1% in the prior years, a decreased yield but very respectable nevertheless. In 1996 a change in accounting principles relating to pre-publication costs resulted in over $98,000 of income (before tax effect).

Inventory levels increased in 1997 by approximately $410,000 as the Company added sixteen new titles and related toys to its stock. Accounts receivable were $173,697 at March 31, 1997 compared to $924,038 in the prior year. This decrease was largely attributable to a single account which altered its buying pattern slightly in 1997 such that all receivables were collected before year end this year.

Pre-publication costs rose to $351,183 at March 31, 1997, up 56.5% from the prior year's level of $ 224,435. Pre-publication expenses consist of both advances on royalties to authors and illustrators, as well as capitalized expenses for disbursements directly pertaining to the development of books, toys, or cassette tapes. The capitalized expenses were increased by $126,800 as a result of an increase in the Company's production of new titles, as well as an upgrade in editorial quality such that the Company had to pay more for more professional and experienced talent.

The deferred tax asset of $256,000 at March 31, 1997 rose by $81,000 as a result of expected realization of net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Demand for the Company's products continues to be strong and the Company is aggressively developing additional titles. The Company expects to further expand its direct response catalog efforts.

The seasonality of sales has made credit availability an important issue for the Company. In March 1998, the Company renewed a bank revolving line of credit of $1,200,000 and obtained a four-year term loan of $250,000 to finance seasonal working capital needs, catalog expenses, and system improvements.

In December 1997, the Company made the decision to replace its computer operating systems, including those for order processing and accounting, to improve customer service, operating efficiencies, and management information. A total of $75,000 was spent. In addition, this investment ensured that the Company would be Year 2000 compliant.

Subsequent to year end, the Company decided to suspend the system conversion because the selected system did not satisfy all of the Company's operating and information needs. Another system was chosen and is in the process of being installed. It too is Year 2000 compliant.

In July 1998, William W. Burnham loaned the Company an additional $28,900 to fund this second system conversion. The note bears an interest rate of 8% and is payable in one year. In August 1998, Mr. Burnham loaned the Company $310,000 to finance short term working capital needs. This note bears an interest rate of 8% and is due in sixty days. It is necessary for the Company to build inventory during the summer in anticipation of the large number of direct mail shipments, which are primarily paid by credit card, in the fall. Shipments to the warehouse clubs are also heavy in the late summer and early fall, but payment terms for these customers are sixty days.

Over the next year, the Company intends to aggressively pursue acquisitions or a merger. Management believes that it is necessary to increase the Company's size to achieve a re-listing of the common stock, smooth out seasonality, efficiently utilize existing fixed overhead, and position the Company for sustained growth.


ITEM 8.   FINANCIAL STATEMENTS

See the attached financial reports from accountants.


ITEM 9.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS


During 1998 there were no disagreements with accountants, nor were there any changes in the accountants used to audit the Company's financials.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company, their positions held in the Company and their ages are as follows:

         NAME                      AGE      POSITION
         ----                      ---      --------

         Alice B. Burnham           50      Director

         William W. Burnham         55      Chairman of the Board of Directors,
                                            President and Treasurer

         Peter D. Nalle             51      Director

         Fred M. Filoon             57      Director

         Elizabeth T. Prial         40      Publisher and Vice President

         William T. Carney          44      Vice President and Chief
                                            Financial Officer

Each director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

The principal occupations for the past five years of each director and officer of the Company are as follows:

         Alice B. Burnham was elected a director of the Company in October 1994. As a major shareholder and wife of the President, she had long been familiar with the workings of the Company. Mrs. Burnham manages her own business in New Canaan, CT. and is active in civic affairs. Mrs. Burnham received her degree from Briarcliff College.

         William W. Burnham has been President and a director of the Company since 1979. Mr. Burnham served as Group Director of Marketing at Pepsico, Inc. from 1976 to 1979. From 1972 to 1976, Mr. Burnham served as the Director of Advertising and Sales Promotion at Vlasic Foods. Mr. Burnham received a B.S. from Trinity College and an M.B.A. from Columbia University. See "CERTAIN TRANSACTIONS."

         Peter D. Nalle was named a director of the Company in September 1996. Mr. Nalle has years of experience in the publishing industry having worked for McGraw-Hill and later for Lippincott and for Simon & Schuster. More recently, Mr. Nalle was Chief Operating Officer of Grolier, Inc. He received his degree from Brown University.

         Fred Filoon was named a director of the Company in January 1993. Mr. Filoon has thirty years of experience in the investment and financial community having worked for Donaldson, Lufkin & Jenrette as well as Morgan Stanley in New York. Currently, he is a partner with Cramer, Rosenthal & McGlynn. Mr. Filoon received his B.A. from Bowdoin College.

         Elizabeth Prial was elected Vice President of Sales in October 1994 after serving for three years as Director of Sales. In 1996 Ms. Prial became Publisher for the Company. Prior to joining the Trudy Corporation she worked in juvenile publishing with Warner Books, Putnam, and others. Mrs. Prial attended the New York Fashion Institute of Design.

         William T. Carney was named Vice President and Chief Financial Officer on March 23, 1998. Mr. Carney replaced Peter P. Ogilvie who left the Company on March 31, 1998. Mr. Carney has held various financial management positions with Pechiney/American National Can and Ford Motor Company. Mr. Carney received an A.B. from Dartmouth College and an M.B.A. from the Wharton School.


ITEM 11.  EXECUTIVE COMPENSATION

In 1998 no employee of the Company received compensation exceeding $100,000. William W. Burnham, the President and Chief Executive Officer, received cash compensation totaling $78,517.

The Company has not entered into employment agreements with any of its executives.

Mr. Burnham is entitled to reimbursement for business-related expenses and severance benefits in the event of termination of his employment. Additionally, Mr. Burnham is provided with medical insurance as a part of his compensation package.

STOCK OPTIONS

On March 3, 1987, both the Board of Directors and shareholders of the Company adopted the 1987 Stock Option Plan (the "Plan"). The Plan provides that options granted thereunder are intended to qualify either as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Code") or non-qualified options.

The Plan is administered by the Board of Directors. The Company has reserved 22,500,000 shares of Common Stock for issuance to employees, officers, directors, and outside consultants of the Company under the Plan. Under the Plan, the Board of Directors determines which participants shall receive options, the time period during which the option may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option price. The per share exercise price of the Common Stock subject to the option may not be less than the fair market value of the Common Stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any person may purchase in any calendar year pursuant to the issuance of incentive stock options in any calendar year may not exceed $100,000 plus any "unused limit carryover," within the meaning of Section 442A(c)(4) of the Code, available to such person in such year. Options under the Plan must be granted within ten years from the effective date of the Plan. The exercise of options granted under the Plan cannot exceed ten years from the date of grant. No person who owns, directly or indirectly, at the time of the granting of an option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any options under the Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option, determined on the date of grant.

No option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee the option will be exercisable only by him. In the event of termination of employment other than by death or disability, the optionee will have three months after such termination within which to exercise the option to the extent it was exercisable at the date of such termination. Upon termination of employment of an optionee by reason of death or permanent total disability, his option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination.

As of March 31, 1998, 14,680,000 shares were subject to outstanding options. Peter P. Ogilvie exercised his options on 6,765,000 shares on March 23, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1998, certain information with respect to the beneficial ownership of the Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise noted, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated. As of March 31, 1998, the Company had 1483 stockholders of record.


           Name and Address of      Amount and Nature of    Percentage of
           Beneficial Owner         Beneficial Ownership        Class
           -------------------      --------------------    ------------

           William W. Burnham            111,090,000            33.5%
           353 Main Avenue
           Norwalk, CT 06851

           Peter B. Burnham               35,410,000            10.7%
           Petersham, MA

           Alice B. Burnham               61,500,000            18.6%
           353 Main Avenue
           Norwalk, CT 06851

Note - The percentages given for each individual assume that options or warrants over which the individual has voting power have been exercised, but no other options or warrants have been exercised.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leased its former office and manufacturing facility in Norwalk, Connecticut from Norwest Management Company (the "Partnership"). William W. Burnham and Peter B. Burnham each own a 50% interest in the Partnership. The Company vacated these premises in July 1997 for less expensive space at 353 Main Avenue in Norwalk, CT.

As regards the Water Street property, the Company has guaranteed any deficiency in the Partnership's repayment of an industrial revenue bond issued in connection with the Partnership's acquisition of the building leased to the Company. As of March 31, 1998, $1,500,000 remained outstanding on the bond, which is due in annual installments through September 1, 2009. William W. Burnham and Peter B. Burnham have indemnified the Company for any liability which the Company might incur as a result of the guaranty. In addition, these individuals have agreed to pledge to the Company a portion of their Common Stock of the Company equal to 150% of the then outstanding principal balance of the bond in order to secure this indemnification.

As regards the Main Avenue property, the building is owned by a Connecticut limited liability corporation, Noreast Management LLC, which is owned jointly by William W. Burnham, Peter P. Ogilvie, and Fred Filoon. To effect refurbishment on this building, Noreast Management borrowed $300,000 as an eight year loan from a local bank. This loan was secured by personal guarantees from both Mr. Burnham and Mr. Ogilvie, an assignment of the lease, and a guarantee by Trudy Corporation.

In previous years, the Company had borrowed an aggregate of $454,729 from William W. Burnham, Peter B. Burnham and members of their families. The loans bear interest at the rate of 10% per annum. On March 31, 1987, the note holders contributed to the Company's capital an aggregate of $374,205 of these notes payable. The balance of $80,525 in demand loans was converted to five-year term loans with interest payments quarterly in arrears at the greater of 10% per annum or the applicable Federal rate. Interest accruals aggregating $20,801 have further increased the indebtedness to $101,326. These notes remain outstanding as no payments have been made. The President considers these notes long-term.

As of March 31, 1998 the Company has borrowed an aggregate of $368,047 in cash advances from William W. Burnham to finance inventory purchases and catalog printing. This total is comprised of promissory notes which bear interest at the rate of 12% per annum. The notes are secured with a pledge of all of the Company's inventory, accounts receivable, and equipment. On March 31, 1998, Mr. Burnham forgave the unpaid accrued interest, totaling $96,320, on these notes.

In July and August, 1998, William W. Burnham made additional loans to the company totaling $338,900 to fund an investment in a new computer system and seasonal working capital requirements. The note for the computer system is for $28,900 and bears an interest rate of 8%. It is due in July 1999. The note for the working capital totals $310,000 and bears an interest rate of 8%. It is due in October 1998.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)   FINANCIAL STATEMENTS                                               Page
                                                                            ----

         Independent Auditors' Report........................................F-1
         Balance Sheets, March 31, 1998 and 1997.............................F-2
         Statement of Income and Deficit, years
           ended March 31, 1998 and 1997 ....................................F-3
         Statements of Cash Flows, years
           ended March 31, 1998 and 1997.....................................F-4
         Notes to Financial Statements................................F-5 - F-19

Schedules not listed have been omitted because they are not required, are inapplicable, or the required information has been given in the financial statements or notes thereto.


(b)  REPORTS ON FORM 8-K

Not Applicable

(c)  EXHIBITS

The  following   documents  are  incorporated  by  reference  to  the  Company's registration statement on Form S-18 (file number 33-14379B):

3a.  Certificate of Incorporation

3b.  Certificate of Amendment of Certificate of Incorporation

3c.  By-laws of Company

3d.  Certificate of Incorporation of Norwest Manufacturing Company

3e. Certificate Amending Certificate of Incorporation of Norwest Manufacturing Company dated December 5, 1979

3f. Certificate Amending Certificate of Incorporation of Trudy Toys Company, Inc. dated March 27, 1984

10.  Material contracts

ABRAMS AND COMPANY, P.C.
--------------------------------------------------------------------------------
Certified Public Accountants
Suite 4 South 1
One Huntington Quadrangle
Melville, N.Y.  11747-4406



                          INDEPENDENT AUDITORS' REPORT


To The Stockholders
Trudy Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheets of Trudy Corporation as of March 31, 1998 and 1997 and the related statements of income and deficit and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

As explained in Note 13 to the financial statements, as of April 1, 1995, the Company changed its method of accounting for pre-publication costs.

June 26, 1998, except as to Note 18a, the dates of which are July 10, 1998 and August 5, 1998

                               TRUDY CORPORATION
                                 BALANCE SHEETS

                                                                  MARCH 31,
                                                         --------------------------
ASSETS                                                       1998           1997
                                                         -----------    -----------
Current assets
   Cash                                                  $        --    $     2,939
   Accounts receivable                                       321,898        173,697
   Inventories                                             1,574,901      1,404,590
   Prepaid expenses and other current assets                  84,596         68,480
   Prepaid income taxes                                       21,134          1,010
   Deferred income taxes                                      59,000         40,000
                                                         -----------    -----------
     Total current assets                                  2,061,529      1,690,716
                                                         -----------    -----------

Plant and equipment (net)                                    129,769         65,539

Pre-publication costs and royalty advances                   379,546        351,183
Deferred income taxes                                        319,000        216,000

                                                         -----------    -----------
   TOTAL ASSETS                                          $ 2,889,844    $ 2,323,438
                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
   Checks drawn in excess of cash balances               $    23,517    $        --
   Accounts payable and accrued expenses                     295,176        345,708
   Current portion of long-term debt                          49,350         11,647
   Current portion of notes payable to related parties
     and accrued interest                                    287,612        368,047
                                                         -----------    -----------
     Total current liabilities                               655,655        725,402

Bank note payable                                            388,689        145,000
Long-term debt                                               200,650         29,166
Notes payable to related parties                             161,276        151,143
                                                         -----------    -----------

   TOTAL LIABILITIES                                       1,406,270      1,050,711
                                                         -----------    -----------

Commitments and contingencies

Stockholders' equity
   Common stock, par value $.0001;
   850,000,000 shares authorized;
   331,222,249 (1998) and 324,457,249 (1997)
   shares issued and outstanding                              33,123         32,446
   Capital in excess of par value                          4,000,316      3,993,698
   Accumulated deficit                                    (2,549,865)    (2,753,417)
                                                         -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                              1,483,574      1,272,727
                                                         -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 2,889,844    $ 2,323,438
                                                         ===========    ===========


                       See notes to financial statements.


                                             TRUDY CORPORATION
                                      STATEMENTS OF INCOME AND DEFICIT

                                                                     FOR THE YEAR ENDED MARCH 31,
                                                           -----------------------------------------------
                                                                1998            1997              1996
                                                           -------------    -------------    -------------
Net sales                                                  $   4,977,599    $   4,796,410    $   4,096,219
                                                           -------------    -------------    -------------

Operating costs and expenses (exclusive of depreciation)
     Cost of sales                                             2,780,401        2,522,688        2,428,007
     Selling, general and administrative                       2,118,322        1,821,927        1,443,800
                                                           -------------    -------------    -------------
                                                               4,898,723        4,344,615        3,871,807
                                                           -------------    -------------    -------------

Income from operations                                            78,876          451,795          224,412
                                                           -------------    -------------    -------------

Other income (expense)
     Other income                                                 35,904           11,976           17,979
     Relocation expense                                               --         (124,384)              --
     Interest expense, net                                      (102,099)         (55,077)         (48,884)
     Depreciation                                                (17,449)         (13,634)         (20,211)
                                                           -------------    -------------    -------------
                                                                 (83,644)        (181,119)         (51,116)
                                                           -------------    -------------    -------------

(Loss) Income before benefit for income taxes                     (4,768)         270,676          173,296
                                                           -------------    -------------    -------------
Income tax benefit                                               152,000           81,000          144,761
                                                           -------------    -------------    -------------

Income before extraordinary item and
  cumulative effect of change in accounting principle            147,232          351,676          318,057

Extraordinary item (net of income taxes of $40,000)               56,320               --               --

Cumulative effect of change in accounting principle
  (net of income taxes of $45,376)                                    --               --           53,268
                                                           -------------    -------------    -------------

NET INCOME                                                 $     203,552    $     351,676    $     371,325

Deficit - beginning of period                                 (2,753,417)      (3,105,093)      (3,476,418)
                                                           -------------    -------------    -------------
DEFICIT - END OF PERIOD                                    $  (2,549,865)   $  (2,753,417)   $  (3,105,093)
                                                           =============    =============    =============

Basic net (loss) income per share:
  Income before extraordinary item and
    cumulative effect of change in accounting principle    $    0.000454    $    0.001093    $    0.000999

Extraordinary item                                              0.000173               --               --

  Cumulative effect of change in accounting principle                 --               --         0.000167
                                                           -------------    -------------    -------------
  BASIC NET (LOSS) INCOME PER SHARE                        $    0.000627    $    0.001093    $    0.001166
                                                           =============    =============    =============

WEIGHTED AVERAGE OF NUMBER OF SHARES OUTSTANDING             324,598,187      321,790,582      318,457,249
                                                           =============    =============    =============

                                     See notes to financial statements.

                                          TRUDY CORPORATION
                                      STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEAR ENDED MARCH 31,
                                                                -----------------------------------
                                                                   1998        1997          1996
                                                                ---------    ---------    ---------
Cash flows from operating activities

Net income                                                      $ 203,552    $ 351,676    $ 371,325

Adjustments to reconcile income to net cash
provided by operating activities
     Extraordinary item                                           (56,320)          --           --
     Cumulative effect of change in accounting principle               --           --      (53,268)
     Amortization of pre-publication costs                        107,137       90,715       30,556
     Depreciation                                                  17,449       13,634       20,211
     (Gain)/Loss on disposal of property, plant and equipment        (300)     131,777       (4,110)
     Provision for losses on accounts receivables                  45,157       35,474       64,553
     Compensation                                                      --       12,000           --
     Deferred income taxes                                       (162,000)     (81,000)    (145,376)

Changes in current assets and current liabilities
     Accounts receivable                                         (193,358)     714,867     (527,043)
     Inventories                                                 (170,311)    (410,333)    (310,927)
     Prepaid expenses and other current assets                    (16,116)      77,709      (55,634)
     Prepaid income taxes                                         (20,124)          --           --
     Accounts payable and accrued expenses                        (50,532)    (443,487)     365,734
                                                                ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                 (295,766)     493,032     (243,979)
                                                                ---------    ---------    ---------

Cash flows from investing activities
     Pre-publication and royalty advances                        (135,500)    (217,463)     (51,846)
     Additions to plant and equipment                             (81,679)     (30,264)     (21,362)
     Proceeds from sale of equipment                                  300           --        4,110
                                                                ---------    ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES                            (216,879)    (247,727)     (69,098)

     Cash flows from financing activities
     Change in short-term borrowings                             (105,598)    (400,251)     401,525
     Proceeds from issuance of loans - long-term                  648,822       28,288       60,133
     Repayment of loans - long-term                               (40,813)     (15,605)      (5,854)
     Proceeds from exercise of stock options                        7,295           --           --
                                                                ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                  509,706     (387,568)     455,804
                                                                ---------    ---------    ---------

Net change in cash                                                 (2,939)    (142,263)     142,727

Cash, beginning of year                                             2,939      145,202        2,475
                                                                ---------    ---------    ---------
CASH, END OF YEAR                                               $      --    $   2,939    $ 145,202
                                                                =========    =========    =========

                                     See notes to financial statements.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         The Company designs, manufactures, and markets plush stuffed animals and publishes children's books and audiocassettes for sale to both retail and wholesale customers. All Company product is sold under the "doing business as" name of Soundprints since the corporate restructuring of the early 1990's.

         REVENUE RECOGNITION

         Sales are recognized when goods are shipped. Certain publishing products are sold to the customer with a right of return. Customers have no right of return on plush. For those sales where the customer has the right of return of books, revenues from such sales represent gross sales less a provision for future returns. Returned goods included in inventory are valued at estimated realizable value, not exceeding cost.

         INVENTORIES

         Inventories are stated at the lower of cost, on a FIFO basis, or market.

         PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life using the straight-line method.

         PRE-PUBLICATION COSTS AND ROYALTY ADVANCES

         Pre-publication costs, including the costs for separations, recordings and copyright fees, are amortized generally over a five-year period using the sum-of-the-year's-digits method.

         Prepaid advances on royalties are amortized as the books are sold, or five years, whichever is less.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


         ADVERTISING COSTS

         Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed the publication date of the new brochure or twelve months, whichever is less.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Carrying amounts of certain of the Company's financial instruments including cash, accounts receivable, inventories, prepaid advances, and other current assets, accounts payable and accrued expenses approximate fair value due to the short-term maturity of the instruments.

         Pre-publication costs and royalty advances, bank note payable, and other debt approximate the carrying value.

         Deferred tax assets are reduced by an appropriate valuation allowance if it is management's judgment that part of the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which the related expenditures are incurred.

         INCOME TAXES

         Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax benefit and consequences of future years' differences between the tax bases of assets and liabilities and their financial reporting amounts.


         LONG-LIVED ASSETS

         In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of," was issued ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock
         Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         BASIC NET INCOME PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly-traded common stock or potential common stock (options, warrants, convertible securities, or contingent stock arrangements). SFAS 128 also requires presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market.

         Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of dilutive EPS does not assume conversion, exercise, or contingent exercise of securities that would have an antidilutive effect on earnings.

         CASH FLOWS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


2.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                         1998             1997
                                                                  -----------      -----------
           Accounts receivable                                    $   353,259      $   213,697
           Less:  Allowance for doubtful accounts                     (31,361)          40,000
                                                                  -----------      -----------
           Ending Balance                                         $   321,898      $   173,697
                                                                  ===========      ===========

         The changes in the allowance for doubtful accounts
           are as follows:
                                                                         1998             1997
                                                                  -----------      -----------
           Beginning balance                                      $    40,000      $    27,240
           Provision for doubtful accounts                             45,157           35,474
                                                                  -----------      -----------
                                                                       85,157           62,714
           Less:  Write-offs                                          (53,796)         (22,714)
                                                                  -----------      -----------
           Ending Balance                                         $    31,361      $    40,000
                                                                  ===========      ===========

3.       INVENTORIES

         Inventories are summarized as follows:
                                                                         1998             1997
                                                                  -----------      -----------
           Raw material                                           $    50,880      $    24,324
           Finished goods                                           1,524,021        1,380,266
                                                                  -----------      -----------
               TOTAL                                              $ 1,574,901      $ 1,404,590
                                                                  ===========      ===========

         Inventory was reduced for slow-moving items for 1998, 1997, and 1996 by approximately $50,000, $42,000, and $32,000, respectively.

4.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Included in prepaid expenses and other current assets are prepaid catalogs and brochures approximating $53,000 (1998) and $42,000 (1997).

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5.       RELATED PARTY TRANSACTIONS

         (a)   LAND AND BUILDING

         As of March 31, 1996 and through July 1996, the Company leased its land and building from Norwest Management, a partnership owned equally by the president and his brother. The provisions of the 25-year lease, expiring in 2009 between Trudy and Norwest, called for monthly payments sufficient to pay all amounts due under a bond purchase agreement among the Connecticut Development Authority, Norwest, and Trudy. Subsequently, the terms were amended (see succeeding paragraph). The bonds bear interest at a variable rate (3.70% at March 1995). Proceeds of these bonds were used to construct the building. Effective April 1, 1988, the terms of the lease were modified such that Trudy would receive a first right of refusal, valid for the term of the lease, to purchase the land and building at 95% of the then fair-market value. In addition, monthly rental payments would be limited to the greater of 95% of the fair-market rental of the lease property, determined at the commencement of each fiscal year, or all amounts due under the bond agreement.

         As of July 1996, the majority tenant exercised its option to occupy the entire building for the next four-and-one-half years. As a result, the Company relocated all of its operations.

                  (i) CONTINGENCY

                  Trudy is a guarantor of a $1,500,000 letter of credit issued by Citibank on behalf of Norwest. This letter of credit was issued to support the sale of $3,000,000 of industrial development bonds, the proceeds of which were used to finance the construction of Trudy's facility.

                  The original letter of credit, which is used to ensure payment of the bond, expired in late September 1994 and was renewed by Citibank for a five-year term. As part of the renewal process all corporate covenants were dropped from the new letter of credit.

                  The president and a former director of Trudy are also personal guarantors of the bond issue and have indemnified Trudy for any liability which Trudy might incur as a result of Trudy's guaranty. In addition, these individuals have pledged a portion (as determined by the current stock price) of their common shares as additional collateral. At March 31, 1998, the individuals have pledged 100% of their shares. Pursuant to the terms of this bond purchase agreement, Trudy is restricted from declaring or paying dividends.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                  (ii) RENT

                  The Company leases warehouse, administrative, and support facilities in a 26,000 square foot building at 353 Main Street in Norwalk, Connecticut. The building is owned by a limited liability company, the owners of which are the Company's president, a former member of management, and a director of the Company.

                  Future minimum rental commitments, excluding taxes, insurance and utilities, under the revised leases are $110,000 per year through 2004, and then $57,000 through 2009.

                  Rent expense for office and factory was approximately $30,000 and $76,000 respectively in 1998; $31,200 and $72,800 in 1997, and an aggregate of $42,000, excluding taxes, insurance, and utilities in 1996.

                  The eight-year lease on the new premises requires that real estate taxes, repairs, and utilities be paid by the Company. Minimum annual rentals are as follows:

                          1999                $    110,000
                          2000                     110,000
                          2001                     110,000
                          2002                     110,000
                          2003                     110,000
                          Thereafter               395,000
                                              ------------
                                              $    945,000
                                              ============

                  The Company is a guarantor on an installment loan made to the limited liability company. At March 31, 1998, the balance of the installment loan approximated $238,000.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         (b)  NOTES PAYABLE AND EXTRAORDINARY ITEM

         Notes payable to related parties are to the president (short-term) and his family (long-term), and bear interest at 8 to 12% per annum, or the applicable Treasury note rate, with principal payments due in future years. There are no definite repayment terms for the long-term portion.

         As of March 31, 1998, the president agreed to forgive the approximately $96,000 of interest on his loan. Accordingly, such amount, net of related income taxes is reflected as an extraordinary item.

                                                           1998           1997
                                                     ----------     ----------
                   Notes payable                     $  448,888     $  519,190
                   Less:  Current maturity             (287,612)      (368,047)
                                                     ----------     ----------
                         TOTAL                       $  161,276     $  151,143
                                                     ==========     ==========

         The  long-term  obligation  includes  principal of $101,326 and accrued
         interest   approximating   $60,000   and  $50,000  in  1998  and  1997,
         respectively.

         Interest expense on related party notes, which is only being charged on the long-term debt approximated $10,000 for each of the three years, 1998, 1997, and 1996.


6.       PLANT AND EQUIPMENT AND RELOCATION COST

         (a)  PLANT AND EQUIPMENT

         Plant and equipment consist of the following:

                                                           1998           1997
                                                     ----------     ----------
                   Machinery and equipment           $  343,806     $  262,128
                   Furniture and fixtures                34,630         35,601
                                                     ----------     ----------
                                                        378,436        297,729
                   Less:   Accumulated depreciation
                           and amortization            (248,667)      (232,190)
                                                     ----------     ----------
                         TOTAL                       $  129,769     $   65,539
                                                     ==========     ==========

         (b) RELOCATION COST

         The relocation cost consists primarily of the write-off of leasehold improvements related to the Company's former facility.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

7.       PRE-PUBLICATION COSTS AND ROYALTY ADVANCES

         Pre-publication costs and royalty advances consist of the following:

                                                         1998             1997
                                                  -----------      -----------
           Royalties advances (net)               $    79,353      $    52,331
                                                  -----------      -----------

           Pre-publication costs                      577,818          495,712
           Less:   Accumulated amortization of
                   pre-publication costs             (277,625)        (196,861)
                                                  -----------      -----------
                                                      300,193          298,851
                                                  -----------      -----------
                                                  $   379,546      $   351,182
                                                  ===========      ===========

8.       NOTES PAYABLE AND LONG-TERM DEBT

         (a) NOTES PAYABLE - BANK

         On July 14, 1997, the Company entered into a loan agreement which provides for a line of credit of $1,200,000. The agreement contains restrictive covenants including, but not limited to, tangible net worth (as defined) and indebtedness.

         The borrowing base is limited to the lesser of the stated line of credit or the "Maximum Principal Amount," as defined.

         Interest on the notes outstanding, $388,689 at March 31, 1998, under the line of credit is at the Bank's prime rate (8.5% at March 31, 1998) plus 0.5%. The note is payable in monthly installments of accrued interest only until fully paid. In any event, all principal and accrued interest shall be due and payable on April 30, 1999.

         The loan is collateralized by the assets of the Company and personal guarantees of certain shareholders.

         The weighted average interest rate at March 31,1998 approximated 9.0% and 8.5% at March 31, 1997.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         (b) LINE OF CREDIT

         The Company's letter of credit facility is $300,000, of which $252,000 is unused at March 31, 1998.

                                                                    1998              1997
                                                              ----------        ----------
          Bank notes payable
              8 3/4% note payable in monthly
              installments of $6,207 including
              interest beginning May 1, 1998
              through April 30, 2002.                         $  250,000        $       --

              Prime rate (8.5% at March 31, 1997)
              plus 1%, due January 1, 2000,
              payable in 60 monthly installments
              of $833 plus interest.                                  --            39,167

              Prime rate plus 0.5%, due September 1, 1997,
              payable in monthly installments of $278 plus
              interest.                                               --             1,646
                                                              ----------        ----------
                   TOTAL                                         250,000            40,813
          Less:  Current maturity                                (49,350)          (11,647)
                                                              ----------        ----------
                                                              $  200,650        $   29,166
                                                              ==========        ==========

         Maturity of long-term debt is as follows:

                       1999                    $   49,350
                       2000                        59,267
                       2001                        64,584
                       2002                        70,555
                       2003                         6,244
                                               ----------
                            TOTAL              $  250,000
                                               ==========

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


9.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Included in accounts payable and accrued expenses are the following:

                                                            1998           1997
                                                       ---------      ---------

                Accrued wages and related taxes        $  34,270      $  34,118
                Customer credit balances                   8,453         11,753
                                                       ---------      ---------
                                                       $  42,723      $  45,871
                                                       =========      =========


10.      INCOME TAXES

         The Company's tax benefit is comprised of the following:

                                                                        1998                   1997            1996
                                                                ------------          -------------     -----------
                 Current - State                                $     10,000          $          --     $       615
                 Deferred - Federal                                 (162,000)               (81,000)       (145,376)
                                                                ------------          -------------     -----------
                                                                $   (152,000)         $     (81,000)    $  (144,761)
                                                                ============          =============     ===========

         The  benefit  for  income  taxes  varies  from the amount  computed  by
         applying   the  U.S.   Federal   income  tax  rate  to  income   before
         extraordinary  item and  cumulative  effect of  accounting  change,  as follows:

                                                                        1998                   1997            1996
                                                                ------------          -------------     -----------
           Provision for income taxes,
               computed at expected statutory rate                     (39.0)%                 39.0%           39.0%
           State income tax net of federal benefit                     138.4                     --              --
           Effect of graduated rate on
               statutory rate                                          (85.6)                 (10.6)          (10.0)
           Utilization of net operating loss                          (332.6)                 (58.4)         (112.5)
                                                                ------------          -------------      ----------
                    TOTAL                                             (318.8)%                (30.0)%         (83.5)%
                                                                ============          =============      ==========

         The deferred tax assets consisted of:
                                                                        1998                   1997
                                                                ------------          -------------
                     Reserves and accruals                      $     65,000          $      90,000
                     Tax loss carry-forwards                       1,061,000              1,238,000
                                                                ------------          -------------
                              Total                                1,126,000              1,328,000
                     Less:  Valuation allowance                     (748,000)            (1,072,000)
                                                                ------------          -------------
                              TOTAL                             $    378,000          $     256,000
                                                                ============          =============
                                  Current portion               $     59,000          $      40,000
                                  Non-current                        319,000                216,000
                                                                ------------          -------------
                              TOTAL                             $    378,000          $     256,000
                                                                ============          =============

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         In accordance with SFAS 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. The valuation allowance decreased by $292,000 in 1998 and $125,000 in 1997.

         The  Company  has  net  operating  loss  carry-forwards   approximating
         $2,524,000 that may be used to offset future taxable income.

         Net operating losses expire as follows:

                     YEAR                              AMOUNT
                     ----                           -----------
                     2004                           $   539,000
                     2005                               157,000
                     2006                             1,246,000
                     2007                               324,000
                     2008                               258,000
                                                    -----------
                                                    $ 2,524,000
                                                    ===========


11.      CONCENTRATION OF CREDIT RISK

         (a) LICENSE AGREEMENT

         On June 17, 1997, the Company executed the "Smithsonian/Soundprints Agreement," which superseded the 1988 agreement, whereby the Smithsonian granted a personal and non-transferable license to utilize the names "Smithsonian Institution" and "Smithsonian" for products and purposes as defined in the agreement. The agreement expires on September 30, 2002.

         The agreement further provides, among other matters, for royalties on sales by the Company. The royalties are subject to certain minimum amounts, which vary throughout the term of the contract.

         Sales with the Smithsonian name approximated 90% in 1998, 94% in 1997, and 92% in 1996.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         (b) MAJOR CUSTOMERS

         Major customers accounted for approximately the following sales:

                                          # of customers                %
                                       ---------------------    ----------------
                 1998                            1                     35
                 1997                            1                     37
                 1996                            2                     44


         (c) MANUFACTURING

         The Company produces the majority of its products by subcontracting with a number of independent plush and printing factories located in Bangladesh, Thailand, and China. The Company settles their accounts in U.S. dollars. These outside manufacturers also perform certain other functions (for example, the labeling and packaging of product for final shipment direct to the customer). Three of these manufacturers from Singapore, Indonesia, and Thailand account for 95% of the work performed by outside manufacturers.


12.      OTHER INCOME AND OTHER FINANCIAL DATA

         (a) OTHER INCOME

         Components of other income are as follows:

                                                1998          1997          1996
                                           ---------     ---------     ---------
               Royalty income              $  29,091     $   7,845     $  11,869
               Income from list rental         6,926         4,131            --
               Commission income                  --            --         4,110
               Gain on sale of equipment         300            --         2,000
               Other                            (413)           --            --
                                           ---------     ---------     ---------
                                           $  35,904     $  11,976     $  17,979
                                           =========     =========     =========

         (a)   INTEREST EXPENSE

         Interest expense in 1998, 1997, and 1996 is net of interest income of $6,803, $24,039, and $9,499 respectively.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         (b)   SALES

         Included in sales in 1996 is approximately $56,000 related to a reduction of a previously recorded obligation which is no longer considered due.

         (c)   ADVERTISING COSTS

         Advertising costs approximated $76,000, $13,000, and $17,000 in 1998, 1997, and 1996, respectively.

13.      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         In 1996, the Company changed the components of pre-publication costs by including all direct costs associated with such costs. These costs include author, illustrator and narrator fees, separation, studio, and tape costs. Further, the Company changed its method of amortization of such costs from a straight-line method over a one-and-a-half-year period to the sum of the years' digits method over a four-year period. Management believes that the change in methods more accurately reports the financial results of the Company's operations and reflects the methods used by other companies in the industry.

14.      STOCK OPTION AGREEMENTS AND STOCKHOLDERS' EQUITY

         (a)  STOCK OPTION AGREEMENTS

         On March 3, 1987, the Company adopted a stock option plan ("the Plan"). The Company has reserved 22,500,000 shares of common stock for issuance to employees, officers, directors, and outside consultants under the
         Plan. Unless otherwise provided in the specific option grant, the options terminate upon termination of employment or the tenth anniversary of the effective date of the option, whichever comes earlier. At March 31, 1998, $96,500 of options are available for grant.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         A summary of options under the Company's Plan is as follows:

                                                     NUMBER OF      EXERCISE PRICE    AGGREGATE
                                                      SHARES          PER SHARE         PRICE
                                                   ------------     --------------   -----------
             Outstanding at March 31, 1996           21,123,500      .001 - .002     $    23,315
             Options issued in 1997                     480,000         .002                 960
                                                   ------------                      -----------
             Outstanding at March 31, 1997           21,603,500                           24,275
             Options exercised                       (6,765,000)        .001              (6,765)
             Options terminated                        (158,500)     .008 - .015          (1,820)
                                                   ------------                      -----------
             Outstanding at March 31, 1998           14,680,000      .001 - .002     $    15,690
                                                   ============                      ===========

         The shares become exercisable on such dates and during such periods and for such number of shares as determined pursuant to the provisions of the instrument evidencing each option. 14,680,000 shares were exercisable at March 31, 1998.

         The weighted average exercise price at March 31, 1997 was $0.001.

         The effect on net income and earnings per share, if SFAS 123 had been applied, is not material.


         (b)  STOCKHOLDERS' EQUITY

              (1) In connection with the exercise of the 6,765,000 shares, capital stock increased by $677 and paid-in capital increased by $6,619.

              (2) In 1997, the Board authorized the issuance and distribution of 6,000,000 shares of stock as part of the Company's ongoing program of incentive compensation. Both the stock options and the stock issuance were valued at an estimated market value of $0.002 per share. Accordingly, $12,000 of compensation has been reflected in the financial statements as a charge to operations, par value of outstanding shares increased by $600, and capital in excess of par value increased by $11,400.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

15.      COMMITMENTS AND CONTINGENCIES

         Sales under various agreements are subject to royalties ranging from 5% to 8.5% of net sales of licensed products. Certain of these agreements call for minimum royalty payments. At March 31, 1998, aggregate minimum royalty commitments under all licensing agreements totaled approximately $100,000. Historically, the Company has exceeded the minimum amounts due.

16.      SUPPLEMENTAL CASH FLOW INFORMATION

                                      1998            1997             1996
                               -----------    ------------     ------------
                Taxes paid     $    35,957    $        nil     $        nil
                               ===========    ============     ============
                Interest paid  $    85,003    $     66,283     $     21,679
                               ===========    ============     ============

         NON-CASH TRANSACTIONS FROM OPERATING ACTIVITIES

         In 1997 the Company issued 6,000,000 shares of stock to directors, employees, and employee-directors valued at $12,000 ($0.002 per share). (See Note 14(b).)

17.      RECLASSIFICATIONS

         Certain reclassifications were made to the 1997 and 1996 financial statements to conform to those used in 1998.

18.      SUBSEQUENT EVENTS

         a) On July 10, 1998, the President loaned the Company $28,900 at 8% to acquire additional computer equipment, and on August 5, 1998, a $310,000 working capital loan at 8%. The loans are due in July 1999 and October 1998, respectively.

         b) The Company agreed to convert its software and at the same time address the Year 2000 compliance. Costs incurred, through March 31, 1998, in connection with such conversion approximated $48,000. Subsequent to March 31, 1998, the Company decided to cancel the current conversion and substitute another software system.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRUDY CORPORATION



                                           By: /s/ WILLIAM W. BURNHAM
                                              ----------------------------------
                                                   William W. Burnham, President
                                                   and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates indicated.



 /s/  WILLIAM W. BURNHAM            Chairman of the Board,      August   , 1998
 ------------------------           President and Treasurer
      William W. Burnham




 /s/ ALICE B. BURNHAM               Director                   August    , 1998
 ----------------------
     Alice B. Burnham




 /s/ FRED M. FILOON                 Director                   August    , 1998
 ----------------------
     Fred M. Filoon




 /s/ PETER D. NALLE                 Director                   August    , 1998
 ------------------------
     Peter D. Nalle