Form 10KSB/A
period 1998-03-31
TRUDY CORP
filed 1998-09-02
CIK 815098

--------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
         --------------------------------------------------------------

                                   FORM 10-KSB/A

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



 /s/  WILLIAM W. BURNHAM            Chairman of the Board,      August 27, 1998
 ------------------------           President and Treasurer
      William W. Burnham




 /s/ ALICE B. BURNHAM               Director                   August  27, 1998
 ----------------------
     Alice B. Burnham




 /s/ FRED M. FILOON                 Director                   August  27, 1998
 ----------------------
     Fred M. Filoon




 /s/ PETER D. NALLE                 Director                   August  27, 1998
 ------------------------
     Peter D. Nalle