Form 10-Q
period 1998-06-30
TRUDY CORP
filed 1998-11-03
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                         For Quarter Ended June 30, 1998

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


                              SHARES OUTSTANDING AT
                                  June 30, 1998

          Common Stock, $.0001 par value   331,222,249 shares

                                TRUDY CORPORATION

INDEX                                                               PAGE NUMBER

PART I.  FINANCIAL INFORMATION


 Balance Sheets - March 31 (audited) and June 30, 1998 (unaudited) ........... 2

  Unaudited Statements of Operations - Three months ended
         June 30, 1998 and June 30, 1997 ..................................... 3

  Unaudited Statements of Cash Flows - Three months ended
         June 30, 1998 and June 30, 1997 ..................................... 4

  Notes to Unaudited Financial Statements .................................... 5

  Management's Discussion and Analysis ....................................... 6


PART II.  OTHER INFORMATION .................................................. 7

SIGNATURES ................................................................... 7

                                    TRUDY CORPORATION
                                     BALANCE SHEETS

                                                                 June 30,       March 31,
ASSETS                                                             1998           1998
                                                                -----------    -----------
                                                                               (Unaudited)
Current assets
      Cash                                                      $     3,727    $        --
      Accounts receivable, net of allowance for doubtful
        accounts 39,953 (June 30) 31,361 (March 31)                 536,633        321,898
      Inventories                                                 1,760,352      1,574,901
      Prepaid expenses and other current assets                      86,212         84,596
      Prepaid income taxes                                           21,134         21,134
      Deferred income taxes                                          59,000         59,000
                                                                -----------    -----------
            Total current assets                                  2,467,058      2,061,529

Plant and equipment (net)                                           134,825        129,769

Pre-publication costs and royalty advances                          327,148        379,546
Deferred income taxes                                               319,000        319,000

                                                                ===========    ===========
      Total assets                                              $ 3,248,031    $ 2,889,844
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable and accrued expenses                     $   337,164    $   318,693
      Current portion of long-term debt                              52,271         49,350
      Current portion of notes payable to related parties and
        accrued interest                                            285,237        287,612
                                                                -----------    -----------
            Total current liabilities                               674,672        655,655

Bank note payable                                                   858,688        388,689
Long-term debt                                                      189,111        200,650
Notes payable to related parties                                    163,809        161,276

                                                                -----------    -----------
      Total liabilities                                           1,886,280      1,406,270
                                                                -----------    -----------

Stockholders' equity
      Common stock, par value $.0001; 850,000 shares
        authorized; 331,222,249 issued and outstanding               33,123         33,123
      Capital in excess of par value                              4,000,316      4,000,316
      Accumulated deficit                                        (2,671,688)    (2,549,865)
                                                                -----------    -----------

      Total stockholders' equity                                  1,361,751      1,483,574
                                                                -----------    -----------

      Total liabilities and stockholders' equity                $ 3,248,031    $ 2,889,844
                                                                ===========    ===========

                                     TRUDY CORPORATION
                             STATEMENTS OF INCOME AND DEFICIT

                                                                Three months ended
                                                                     June 30,
                                                           ------------------------------
                                                               1998              1997
                                                           -------------    -------------
                                                                    (Unaudited)

Net sales                                                  $     710,733    $     675,856
                                                           -------------    -------------

Operating costs and expenses (exclusive of depreciation)
       Cost of sales                                             427,650          396,286
       Selling, general and administrative                       384,867          367,765
                                                           -------------    -------------
                                                                 812,517          764,051
                                                           -------------    -------------
Loss from operations                                            (101,784)         (88,195)
                                                           -------------    -------------

Other income (expense)
       Other income                                                4,309            8,644
       Interest expense, net                                     (15,348)         (12,943)
       Depreciation                                               (9,000)          (2,807)
                                                           -------------    -------------
                                                                 (20,039)          (7,106)
                                                           -------------    -------------
Loss before income taxes                                        (121,823)         (95,301)
       Provision for income taxes                                      0                0
                                                           -------------    -------------
Net loss for the three months                                   (121,823)         (95,301)

Deficit-beginning of period                                   (2,549,865)      (2,753,417)
                                                           -------------    -------------
Deficit-end of period                                      $  (2,671,688)   $  (2,848,718)
                                                           =============    =============

Net loss                                                   $    (121,823)   $     (95,301)

Weighted average of number of shares outstanding             331,222,249      324,457,249
                                                           -------------    -------------

Net loss per share                                         $   (0.000368)   $   (0.000294)
                                                           =============    =============

                                  TRUDY CORPORATION
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                    For the three months ended
                                                  -------------------------------
                                                  June 30, 1998     June 30, 1997
                                                  -------------     -------------
Cash flows from operating activities

NET LOSS                                             $(121,823)   $ (95,301)

Adjustments to reconcile net loss to net cash
  used in operating activities
       Amortization of pre-publication costs            36,000       13,501
       Depreciation                                      9,000        2,807
       Provision for losses on accounts receivable       7,500        1,267

Changes in current assets and current liabilities
       Accounts receivable                            (222,235)    (225,018)
       Inventories                                    (185,451)    (145,797)
       Prepaid expenses and other current assets        (1,616)     (41,277)
       Accounts payable and accrued expenses            18,471        3,971
                                                     ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                 (460,154)    (485,847)
                                                     ---------    ---------

Cash flows from investing activities
       Pre-publication & royalty advances               16,398      (53,441)
       Additions to plant and equipment                (14,056)      (7,167)
                                                     ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                2,342      (60,608)
                                                     ---------    ---------

Cash flows from financing activities
       Net change in short-term borrowings              (2,375)     526,979
       Proceeds of loans - long-term                   470,000       19,268
       Repayment of loans - long-term                   (6,086)      (2,500)
                                                     ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              461,539      543,747
                                                     ---------    ---------

Net change in cash                                       3,727       (2,708)

Cash, beginning of period                                    0        2,939
                                                     ---------    ---------
CASH, END OF PERIOD                                  $   3,727    $     231
                                                     =========    =========

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


REVENUES

Trudy Corporation's revenues for the first three months of fiscal 1999 were $711,733, an increase of $34,877 or 5.2% over the first quarter of last year. Sales to warehouse clubs, the largest market segment, were up $66,765 to $285,516 as a result of earlier shipments than last year. Sales to schools and education wholesalers were also improved as the Company decided to target this growing category. Sales to bookstores and specialty retailers were below last year's levels.


PROFIT AND LOSSES

A net loss of $121,823 for the first quarter of fiscal 1999 compares to a loss of $95,301 for the same period last year. Given the seasonality of the Company's sales, a first quarter loss of this size was expected. Despite the higher sales volume, income was below last year primarily because of higher expenses associated with the amortization of book design costs. Expenses in the first quarter of fiscal 1998 were understated and not recorded until the fourth quarter. Without these additional amortization costs, the gross profit rate improved because of lower procurement costs. Selling, general, and administrative expenses were in line with last year's levels. Interest expense increased as a result of higher borrowing needed to fund working capital requirements. Depreciation expense was also higher than last year due to the acquisition of a new computer system and software. Early in the second quarter, having determined that the new software was inadequately serving its needs, the Company decided to purchase an alternative software package.

LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable were $536,633 on June 30, 1998 compared with $321,898 on March 31, 1998. This increase is due entirely to increased sales activity especially to warehouse clubs which have extended payment terms. Inventory levels were $1,760,352 at the end of the first quarter compared with $1,574,901 at the March 31 year end. The increase was due to the need to build inventory levels to fill earlier orders for warehouse clubs. As of June 30, 1998, the balance owed on bank loans was $1,152,341 (compared with $638,659 on March 31) while loans to the president of the Company and his family totaled $449,046 (compared with $448,888 on March 31). The president loaned the Company an additional $338,900 in the second quarter of this year to fund working capital needs and the second computer system conversion.

The Company continues to actively seek acquisitions or merger partners to capitalize on the growth opportunities it sees in the supplementary educational market.

                                     PART II

         OTHER INFORMATION - Items 1-6. Not Applicable.

                                   SIGNATURES




As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the President being duly authorized, has signed this report on behalf of TRUDY CORPORATION.




Dated: October 30, 1998                   By: /s/ WILLIAM W. BURNHAM
       ----------------                   ---------------------------
                                                  William W. Burnham,
                                                  President