Form 10-Q
period 1998-09-30
TRUDY CORP
filed 1998-12-10
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      For Quarter Ended September 30, 1998

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


                              SHARES OUTSTANDING AT
                               September 30, 1998

            Common Stock, $.0001 par value      331,222,249 shares

                                TRUDY CORPORATION

INDEX                                                                PAGE NUMBER

PART I.  FINANCIAL INFORMATION


Unaudited Balance Sheets - June 30, and September 30, 1998 ...............2

Unaudited Statements of Income and Deficit - Three months and six months ended September 30, 1997 and September 30, 1998 .................3

Unaudited Statements of Cash Flows - Three months ended
  September 30, 1997 and September 30, 1998 ..............................4

Notes to Unaudited Financial Statements  .................................5

Management's Discussion and Analysis .....................................6


PART II.  OTHER INFORMATION ..............................................7

SIGNATURES ...............................................................8

                                         TRUDY CORPORATION
                                          BALANCE SHEETS

                                                             September 30,            June 30,
ASSETS                                                           1998                  1998
                                                            ---------------       ---------------
                                                              (Unaudited)           (Unaudited)
Current assets
  Cash                                                      $        69,999       $         3,727
  Accounts receivable, net of allowance for doubtful
    accounts 37,299 (September 30) 39,953 (June 30)                 744,487               536,633
  Inventories                                                     1,718,561             1,760,352
  Prepaid expenses and other current assets                         470,555                86,212
  Prepaid income taxes                                               14,826                21,134
  Deferred income taxes                                              59,000                59,000
                                                            ---------------       ---------------
         Total current assets                                     3,077,428             2,467,058

Plant and equipment (net)                                           143,782               134,825

Pre-publication costs and royalty advances                          315,579               327,148
Deferred income taxes                                               319,000               319,000
                                                            ===============       ===============
  Total assets                                              $     3,855,789       $     3,248,031
                                                            ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                     $       604,709       $       337,164
  Current portion of long-term debt                                  37,159                52,271
  Current portion of notes payable to related parties and
    accrued interest                                                630,661               285,237
                                                            ---------------       ---------------

         Total current liabilities                                1,272,529               674,672

Bank note payable                                                   855,688               858,688
Long-term debt                                                      189,111               189,111
Notes payable to related parties                                    166,342               163,809
                                                            ---------------       ---------------
  Total liabilities                                               2,483,670             1,886,280
                                                            ---------------       ---------------

Stockholders' equity
  Common stock, par value $.0001; 850,000 shares
    authorized; 331,222,249 issued and outstanding                   33,123                33,123
  Capital in excess of par value                                  4,000,316             4,000,316
  Accumulated deficit                                            (2,661,320)           (2,671,688)
                                                            ---------------       ---------------

  Total stockholders' equity                                      1,372,119             1,361,751
                                                            ---------------       ---------------

  Total liabilities and stockholders' equity                $     3,855,789       $     3,248,031
                                                            ===============       ===============

  See Notes to Financial Statements


                                              TRUDY CORPORATION
                                      STATEMENTS OF INCOME AND DEFICIT
                                                 (UNAUDITED)

                                                Three Months Ended                   Six Months Ended
                                        --------------------------------      -------------------------------
                                          Sept. 30,          Sept. 30,          Sept. 30,         Sept. 30,
                                            1998               1997                1998              1997
                                        -------------      -------------      -------------     -------------


Net Sales                               $   1,021,468      $   1,581,553      $   1,732,201     $   2,257,408
                                        -------------      -------------      -------------     -------------

Operating costs & expenses:
  Cost of sales                               499,865            849,077            927,515         1,245,363
  Selling, general and administrative         450,014            451,585            834,880           819,350
                                        -------------      -------------      -------------     -------------
                                              949,879          1,300,662          1,762,395         2,064,713
                                        -------------      -------------      -------------     -------------

Income (loss) from operations                  71,589            280,891            (30,194)          192,695
                                        -------------      -------------      -------------     -------------

Other income (expenses):
  Other income                                  7,931              1,440             12,238            10,084
  Interest expense, net                       (42,652)           (25,182)           (58,001)          (38,125)
  Depreciation                                (26,500)            (2,832)           (35,500)           (5,639)
                                        -------------      -------------      -------------     -------------
                                              (61,221)           (26,574)           (81,263)          (33,680)
                                        -------------      -------------      -------------     -------------

Income (loss) before income taxes              10,368            254,317           (111,457)          159,015
  Provision for income taxes                        0              5,658                  0             5,658
                                        -------------      -------------      -------------     -------------
Net income (loss)                              10,368            248,659           (111,457)          153,357

Deficit-beginning of period                (2,671,688)        (2,848,718)        (2,549,863)       (2,753,416)
                                        -------------      -------------      -------------     -------------
Deficit-end of period                   $  (2,661,320)     $  (2,600,059)     $  (2,661,320)    $  (2,600,059)
                                        =============      =============      =============     =============

Net income (loss) per share                 0.0000313          0.0007664         (0.0003365)        0.0004727
                                        =============      =============      =============     =============

Weighted number of shares
  outstanding                             331,222,249        324,457,249        331,222,249       324,457,249
                                        =============      =============      =============     =============






  See Notes to Financial Statements.

                                 TRUDY CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                       FOR THE SIX MONTHS ENDED
                                                    September 30,    September 30,
Cash flows from operating activities                    1998              1997
                                                    -------------    -------------

NET INCOME (LOSS)                                   $    (111,455)   $     153,357

Adjustments to reconcile net loss to net cash
  used in operating activities
    Amortization of pre-publication costs                  71,250            9,386
    Depreciation                                           35,500            5,639
    Provision for losses on accounts receivable             7,927            7,639

Changes in current assets and current liabilities
    Accounts receivable                                  (430,516)      (1,081,402)
    Inventories                                          (143,660)        (482,274)
    Prepaid expenses and other current assets            (379,651)        (357,447)
    Accounts payable and accrued expenses                 286,016          529,085
                                                    -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                    (664,589)      (1,216,017)
                                                    -------------    -------------

Cash flows from investing activities
    Pre-publication & royalty advances                     (7,283)         (49,507)
    Additions to plant and equipment                      (49,513)         (17,602)
                                                    -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                     (56,796)         (67,109)
                                                    -------------    -------------

Cash flows from financing activities
    Net change in short-term borrowings                   802,923        1,275,377
    Proceeds of loans - long-term                               0           25,365
    Repayment of loans - long-term                        (11,539)               0
                                                    -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 791,384        1,300,742
                                                    -------------    -------------

Net change in cash                                         69,999           17,616

Cash, beginning of period                                       0            2,939
                                                    -------------    -------------
CASH, END OF PERIOD                                 $      69,999    $      20,555
                                                    =============    =============

    See Notes to Financial Statements.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1998.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


REVENUES

Trudy Corporation's revenues for the six months ended September 30,1998 were $1,732,201 - a decrease of $525,207 compared with the same period last year. Sales to warehouse clubs, the largest market segment, were down $171,367 to $869,755 due to inventory carryover from the prior year and the clubs' decision to purchase more conservatively. Sales to bookstores and specialty retailers were also below last year as the number of independent bookstores continues to decline and specialty stores have become more selective in their purchases. Sales to schools and education wholesalers were improved as a result of the Company's decision to target this growing market segment.

Sales for the three months ended September 30, 1998 were $1,021,468 - a decrease of $560,085 compared with the same period of last year. The decreases cited for the first six months primarily occurred in this quarter.

PROFIT AND LOSSES

A net loss of $111,457 for the first six months of fiscal 1999 compares to a profit of $153,357 for the same period last year. This decline in profitability is primarily the result of the lower sales volume. Income was below last year also because of higher expenses associated with the amortization of book design costs, higher depreciation expense, and higher interest expense. Product procurement costs have been reduced as a result of improved pricing from Asian manufacturing sources. Selling, general, and administrative expenses were in line with last year's levels. Interest expense increased as a result of higher borrowing needed to fund working capital requirements. Depreciation expense was also higher than last year due to the acquisition of a new computer system and software. Early in the second quarter, having determined that the new software was inadequately serving its needs, the Company decided to purchase an alternative software package.

Net income for the three months ended September 30 was $10,368. The Company reported a profit of $248,659 for the same quarter last year. The reasons for this decrease are the same as those cited for the first six months.

LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable were $744,487 on September 30, 1998 compared with $536,633 on June 30, 1998. This increase is due entirely to increased sales activity especially to warehouse clubs which have extended payment terms. Inventory levels were $1,718,561 on September 30 compared with $1,760,352 on June 30. Inventory levels have been maintained to fill holiday retail and direct mail orders in the third quarter. As of September 30, 1998, the balance owed on bank loans was $1,081,958 compared with $1,100,070 on June 30, while loans to the president of the Company and his family totaled $797,003 compared with $449,046 on June 30. The president loaned the Company an additional $338,900 in the second quarter of this year to fund working capital needs and the second computer system conversion.


         PART II

         OTHER INFORMATION - Items 1-6. Not Applicable.

         SIGNATURES


As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the President being duly authorized, has signed this report on behalf of TRUDY CORPORATION.



Date: December 8, 1998       By /s/ WILLIAM W. BURNHAM
                               ------------------------
                                    William W. Burnham,
                                    President