Form 10QSB/A
period 1998-12-31
TRUDY CORP
filed 1999-03-01
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A



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

                                TRUDY CORPORATION
                                                                           PAGE
INDEX                                                                     NUMBER
-----                                                                     ------

PART I.  FINANCIAL INFORMATION

Unaudited Balance Sheets - September 30 and December 31, 1998 ............... 2

Unaudited Statements of Income and Deficit - Three months
    and nine months ended December 31, 1997 and December 31, 1998 ........... 3

Unaudited Statements of Cash Flows - Nine months ended
    December 31, 1997 and December 31, 1998 ................................. 4

Notes to Unaudited Financial Statements ..................................... 5

Management's Discussion and Analysis ........................................ 6


PART II.  OTHER INFORMATION ................................................. 7

SIGNATURES .................................................................. 8

                                TRUDY CORPORATION
                                 BALANCE SHEETS

                                                                December 31,   September 30,
ASSETS                                                             1998            1998
                                                                -----------    -----------
                                                                (Unaudited)     (Unaudited)
Current assets
      Cash                                                      $    35,553    $    69,999
      Accounts receivable, net of allowance for doubtful
        accounts 53,500 (December 31) 37,299 (September 30)         206,219        744,487
      Inventories                                                 1,603,744      1,718,561
      Due from vendors                                               13,851              0
      Prepaid expenses and other current assets                     139,605        470,555
      Prepaid income taxes                                            7,500         14,826
      Deferred income taxes                                          52,300         59,000
                                                                -----------    -----------
            Total current assets                                  2,058,772      3,077,428

Plant and equipment (net)                                           135,905        143,782

Pre-publication costs and royalty advances                          334,015        315,579
Deferred income taxes                                               325,700        319,000

                                                                -----------    -----------
      Total assets                                              $ 2,854,392    $ 3,855,789
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable and accrued expenses                     $   351,012    $   604,709
      Current portion of long-term debt                              26,387         37,159
      Current portion of notes payable to related parties and
        accrued interest                                            636,509        630,661
                                                                -----------    -----------
            Total current liabilities                             1,013,908      1,272,529

Bank note payable                                                   385,000        855,688
Long-term debt                                                      189,111        189,111
Notes payable to related parties                                    168,875        166,342

                                                                -----------    -----------
      Total liabilities                                           1,756,894      2,483,670
                                                                -----------    -----------

Stockholders' equity
      Common stock, par value $.0001; 850,000,000 shares
        authorized; 331,222,249 issued and outstanding               33,123         33,123
      Capital in excess of par value                              4,000,316      4,000,316
      Accumulated deficit                                        (2,935,941)    (2,661,320)
                                                                -----------    -----------

      Total stockholders' equity                                  1,097,498      1,372,119
                                                                -----------    -----------

      Total liabilities and stockholders' equity                $ 2,854,392    $ 3,855,789
                                                                ===========    ===========


                                              TRUDY CORPORATION
                                       Statements of Income and Deficit
                                                 (Unaudited)



                                                 Three Months Ended                 Nine Months Ended
                                         --------------------------------  ---------------------------------
                                             Dec. 31           Dec. 31          Dec. 31,          Dec. 31,
                                               1998             1997              1998              1997
                                         --------------   ---------------  ----------------    -------------
Net sales                                $    1,272,486   $     2,108,990  $      3,004,687    $   4,366,399
                                         --------------   ---------------  ----------------    -------------

Operating costs & expenses:
      Cost of sales                             509,331           811,383         1,436,846        2,108,811
      Selling, general and administrative       976,514         1,011,623         1,811,394        1,830,973
                                         --------------   ---------------  ----------------    -------------
                                              1,485,845         1,823,006         3,248,240        3,939,784
                                         --------------   ---------------  ----------------    -------------

Income (loss) from operations                  (213,359)          285,984          (243,553)         426,615
                                         --------------   ---------------  ----------------    -------------

Other income (expenses):
      Other income                              (12,371)            4,656            (2,112)          14,740
      Interest expense, net                     (30,891)          (25,986)          (86,913)         (64,110)
      Depreciation                              (18,000)           (2,781)          (53,500)          (8,421)
                                         --------------   ---------------  ----------------    -------------
                                                (61,262)          (24,111)         (142,525)         (57,791)
                                         --------------   ---------------  ----------------    -------------

Income (loss) before income taxes              (274,621)          261,873          (386,078)         368,824
      Provision for income taxes                      0            35,320                 0           40,977
                                         --------------   ---------------  ----------------    -------------
Net income (loss)                              (274,621)          226,553          (386,078)         327,847

Deficit-beginning of period                  (2,661,320)       (2,652,124)       (2,549,863)      (2,753,418)
                                         --------------   ---------------  ----------------    -------------
Deficit-end of period                    $   (2,935,941)  $    (2,425,571) $     (2,935,941)   $  (2,425,571)
                                         ==============   ===============  ================    =============

Net income (loss) per share                   (0.000829)         0.000698         (0.001166)        0.001010
                                         ==============   ===============  ================    =============

Weighted number of shares
      outstanding                           331,222,249       324,457,249       331,222,249      324,457,249
                                         ==============   ===============  ================    =============

                                TRUDY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the Nine Months Ended
                                                    ----------------------------
                                                    December 31,     December 31,
                                                       1998             1997
                                                     ---------       ----------
Cash flows from operating activities

NET INCOME (LOSS)                                    $(386,078)        $ 327,846

Adjustments to reconcile net loss to net cash
  used in operating activities
       Amortization of pre-publication costs           101,250            22,911
       Depreciation                                     53,500             8,421
       Provision for losses on accounts receivable      33,363            14,054

Changes in current assets and current liabilities
       Accounts receivable                              82,318          (319,370)
       Inventories                                     (28,843)          (13,337)
       Prepaid expenses and other current assets       (55,226)          (68,839)
       Accounts payable and accrued expenses            32,319            87,771
                                                     ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                 (167,397)           59,457
                                                     ---------         ---------

Cash flows from investing activities
       Pre-publication & royalty advances              (55,719)         (118,866)
       Additions to plant and equipment                (59,636)          (44,547)
                                                     ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                 (115,355)         (163,413)
                                                     ---------         ---------

Cash flows from financing activities
       Net change in short-term borrowings             322,245           146,424
       Proceeds of loans - long-term                         0                 0
       Repayment of loans - long-term                   (3,940)          (32,519)
                                                     ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              318,305           113,905
                                                     ---------         ---------

Net increase in cash                                    35,553             9,949

Cash, beginning of period                            $       0             2,939
                                                     =========         =========
CASH, END OF PERIOD                                     35,553         $  12,888
                                                     =========         =========

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation:
    ---------------------

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

Profit and Losses
-----------------

A net loss of $386,078 for the first nine months of fiscal 1999 compares to a profit of $327,847 for the same period last year. This decline in profitability is primarily the result of the lower sales volume. Income was below last year also because of higher expenses associated with the amortization of book design costs, the recording of subright royalty expense, and higher depreciation and interest expense. Product procurement costs have been reduced as a result of improved pricing from Asian manufacturing sources. Selling, general, and administrative expenses were in line with last year's levels. Interest expense increased as a result of higher borrowing needed to fund working capital requirements. Depreciation expense was also higher than last year due to the acquisition of a new computer system and software.

A net loss for the three months ended December 31, 1998 of $274,621 compares to a profit of $226,553 last year. The reasons for this decrease are the same as those cited above for the first nine months.

Liquidity and Capital Resources
-------------------------------

Accounts receivable were $206,219 on December 31, 1998 compared with $744,487 on September 30, 1998. This decrease is due to payments made by the warehouse clubs during the quarter and the lower volume of purchases by the clubs compared with the preceding quarter. Inventory levels were $1,603,744 on December 31, 1998 compared with $1,718,561 on September 30, 1998. Inventory levels were reduced slightly as a result of holiday retail and direct mail orders in the third quarter. As of December 31, 1998, the balance owed on bank loans was $600,498 compared with $1,081,958 on September 30, 1998. Receipts from catalog sales and the warehouse clubs allowed for this reduction in bank debt. Loans from the president of the Company and his family totaled $805,384 on December 31, 1998 compared with $797,003 on September 30, 1998.

Acquisition of Trudy by Futech Interactive Products, Inc.
---------------------------------------------------------

On December 18, 1998 Trudy announced that it had signed a letter of intent to be acquired by Futech Interactive Products, Inc. Futech is a privately-held manufacturer and distributor of children's products headquartered in Phoenix, AZ.

The letter of intent provides for the acquisition of all of the Common Stock of Trudy, including shares subject to option, for a purchase price of approximately $3.5 million payable in a combination of Futech Preferred Stock (valued at $3.0 million) and cash of $500,000. In addition, Futech will guarantee the repayment of officer loans. On a fully diluted basis, approximately 364 million shares of Common Stock of Trudy will be issued and outstanding. The transaction will be structured to be tax-free to shareholders of Trudy in respect to the stock portion of the consideration. In addition, the transaction is subject to the negotiation, execution, and delivery of definitive documents, approval of the Board of Directors and shareholders of Trudy and Futech, as required by law, and certain other terms and conditions. The transaction is expected to close in late April or early May 1999.

Year 2000 Compliance Status
---------------------------

During 1998, the Company upgraded its computer system and MAS90 software used for accounting, order processing, and inventory management. The Company believes that this equipment and software is Year 2000 compliant. The Company is now in the process of receiving certification from its major vendors that their systems are Year 2000 compliant. This survey includes vendors who provide systems related services, e.g., banking, credit card processing, shipping, security, HVAC, etc. along with those providing the company with its book and toy products. The Company does not believe that the failure of any vendor to be Year 2000 compliant would have a material impact on the Company.


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






Date: March 1, 1999          By: /s/ WILLIAM W. BURNHAM
                                ----------------------------------
                                     William W. Burnham,
                                     President