Form 10KSB
period 1999-03-31
TRUDY CORP
filed 1999-07-26
CIK 815098

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

                For the fiscal year ended Commission file number
                             March 31, 1999       0-16056

                                TRUDY CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       06-1007765
--------------------------------                      ------------------
(State or other jurisdiction                          (I.R.S. employer
of incorporation or organization)                     identification No.)


   353 Main Avenue, Norwalk, Connecticut                  06851-1552
  ----------------------------------------                ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

For the year ended March 31, 1999 total revenues for the Company were $3,390,884. As of March 31, 1999, 331,222,249 shares of Common Stock, $.0001 par value per share, were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits filed with the Registration Statement on Form S-18 (File Number 33-14379B) are incorporated by reference into Item 13 of this report.







         [THIS SPACE INTENTIONALLY LEFT BLANK]

     PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

         Trudy Corporation, which does business under the name Soundprints, publishes juvenile storybooks and audio cassettes which are sold in conjunction with contract-manufactured educational toys to the retail, education and mail order markets.

         Trudy Corporation was initially organized as a Connecticut corporation under the name Norwest Manufacturing Corporation on September 14, 1979, changed its name to Trudy Toys Company, Inc. on December 5, 1979, changed its name to Trudy Corporation on March 27, 1984, and was re-incorporated as a Delaware corporation on February 25, 1987. As used herein, the terms "Trudy" or "Soundprints" include Trudy Corporation and its Connecticut predecessor, except as the context may otherwise require.

         In December 1998, Trudy signed a letter of intent to merge with Futech Interactive Products, Inc. On March 3, 1999 Trudy entered into a merger agreement with Futech. This merger agreement was subsequently renegotiated and replaced with a new merger agreement dated as of June 4, 1999 providing for the mergers of Trudy, Futech, Fundex Games, Ltd., DaMert Company and Janex International, Inc. into a newly incorporated Delaware company ("New Futech") or a subsidiary thereof. The transaction is expected to close in the third quarter of 1999.

         The agreement covers the acquisition of all of the Common Stock of Trudy, including shares subject to option, for a purchase price of approximately $3.5 million, payable in a combination of New Futech Common Stock (valued at $3.0 million) and cash of approximately $456,000. In addition, New Futech will repay certain loans to Trudy by the President and certain of his family members, approximating $800,000 plus accrued interest. On a fully diluted basis, approximately 377 million shares of Common Stock of Trudy will be issued and outstanding. The transaction is intended to be tax-free to shareholders of Trudy in respect to the stock portion of the consideration. The merger is subject to a number of conditions, including shareholder approval of all of the parties.

         Futech designs, publishes, hires contractors to manufacture, and markets interactive, educational, promotional, and entertainment products targeted primarily towards children. Futech's patented technology utilizes specialized conductive ink to print interactive touch points. These touch points trigger speech, music, and sound effects. Janex designs, hires contractors to manufacture, and markets children's toys, banks, flashlights, and battery operated toothbrushes. Fundex develops, markets, and distributes a variety of games and toys for both children and adults. DaMert creates and produces toy and gift products with nature and science themes targeted primarily to children.

PRODUCTS AND LICENSING

         Soundprints holds an exclusive license from the Smithsonian Institution to utilize the Smithsonian name through the period ending September 30, 2002, in connection with the sale of realistic wildlife plush toys and educational kits, storybooks, and audio cassettes. Since 1991, Soundprints has published a total of 60 titles in four different series under the Smithsonian license. Royalties are paid to the Smithsonian at the rate of 5.0% of net sales on all licensed products.

         Soundprints also has a license from The Nature Conservancy to develop a series of habitat books, toys and audio cassettes. The first four titles in the habitat series were introduced in the spring of 1997. The orientation of the habitat series has been toward both the education and trade markets. Through March 1999, twelve Nature Conservancy titles have been published. The license from the Nature Conservancy runs to January 2000.

         Market reception of the Smithsonian and Nature Conservancy series has been extremely positive as a result of the high perceived value of the book and plush animal sets. Each season Soundprints introduces five to seven new titles. In addition to new titles in the Smithsonian and Nature Conservancy series, a non-licensed international series, combining books and dolls, was launched this spring. In the fall of 1999, a new series of photographic board books accompanied by soft cotton velour toys for toddlers will be launched in cooperation with the Smithsonian Institution National Zoological Park.


MARKETING AND SALES

         Soundprints' products are sold to book, toy, and specialty store retailers; warehouse clubs; and book, gift and educational distributors by an in-house sales staff and independent commissioned sale representatives. In addition, Soundprints mails a catalog directly to consumers, schools, and libraries and an in-house telemarketing staff receives and processes phone, Internet and mail orders.

         A potential growth area is the educational market. Schools and libraries have discovered how to use Soundprints' products as supplemental classroom reading material. School book clubs and book fairs have experienced impressive sales growth to both students and teachers. In addition to actual book sales, subsidiary rights are sold to book club operators who also purchase plush toys to accompany the books.

         During fiscal year 1999, sales to retailers, principally book, toy, and specialty stores, were flat or off somewhat from the prior year. Sales to aquarium, museum, and zoo stores continued to increase because of the nature theme of the products. Sales to independent booksellers have been the most volatile as these retailers continue to be adversely affected by the market penetration of the superstore chains and Internet booksellers.

CUSTOMERS

         One customer accounted for 28.8% of sales in 1999 with this same customer representing 35.2% in 1998.

MANUFACTURING AND PRODUCT DESIGN

         Plush and toy product design is done in "design rooms" managed by Soundprints' overseas contractors. Storybooks are created by free-lance authors and illustrators working under the direction of Soundprints' editorial and graphic design staff. Audio is produced by an award-winning sound designer overseen by Soundprints' editorial department.

         Soundprints produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. Approximately ninety-five percent of the toys are purchased from one vendor in China, but Trudy has other qualified sources of supply from which it has purchased in the past. Trudy owns the design of each existing toy product (except for Smithsonian plush toys which are co-trademarked with Smithsonian Institution) and actively manages the design of new products. Trudy believes that production could quickly be transferred to other companies in China, Bangladesh, and Sri Lanka if production were not available from the vendor in China, or if more favorable pricing became available. Books are purchased from a U.S. company which subcontracts production to various printers in the Far East. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally. Delivery has been satisfactory from all suppliers.

         Originally a plush toy manufacturer, Soundprints discontinued its plush toy sewing operations in 1990 and now concentrates its operational expertise on package assembly of the toy, book and tape components for fulfillment to retail and mail order customers.


BACKLOG

         As of March 31, 1999, Trudy's order backlog was approximately $40,000. Orders are generally shipped promptly unless items are on back order or the customer requests a later delivery date. As of March 31, 1998, Trudy's order backlog was approximately $470,000. Sales in this industry and backlog figures are volatile and may change dramatically from month to month. The order backlog level in March 1998 was primarily the result of several large orders placed by the Company's largest customers.
Although orders are subject to cancellation, this happens only rarely.


GOVERNMENTAL REGULATIONS

         Trudy is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. Those laws empower the Consumer Products Safety Commission (the "CPSC") to protect children from hazardous products. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such products under certain circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. Trudy endeavors to comply with all applicable regulations.

COMPETITION

         Management believes Soundprints is the leading supplier of licensed, realistic plush toys packaged with an educational book and audio cassette. Trudy is not aware of any direct competitors in this market, although there are a few publishers who compete by combining plush toys with single titles of children's classic books. Soundprints believes that its competitive advantages are its unique editorial genre, its superior design and the perceived high quality of its products relative to the retail price, in addition to the licenses with the Smithsonian Institution and The Nature Conservancy.


EMPLOYEES

         As of March 31, 1999, Trudy had 21 full-time employees, all in its Norwalk facility, consisting of 11 persons in sales and administration, seven in shipping and handling, and three in editing and graphic design. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area and to handle in-bound telemarketing for the direct response business.

         Soundprints' ability to design, manufacture, market, and sell products depends largely upon its ability to attract and retain highly skilled personnel, particularly in the product design, publishing, and sales areas. Over the last year, Soundprints has upgraded positions in editorial and sales management in terms of professionalism and experience to further improve the quality and distribution of its products and their value to the customer.


SEASONALITY

         The demand for the Company's retail products is seasonal, with a majority of sales to retailers occurring during the late summer and early fall in anticipation of the Christmas season. Direct mail sales are concentrated in the October - December quarter.


ITEM 2.   PROPERTIES

         Trudy leases warehouse and administrative facilities in a 27,000 square foot building at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 50 miles east of New York City. This facility, first occupied by the Company in July 1996, is owned by a partnership comprised of Trudy's President, a former vice president, and a board member.

         The lease, which runs to 2004, provides for annual rent which is representative of the local market today and holds the Company responsible for payment of taxes and utilities as well as rent.

         The Main Avenue property was purchased and financed independently of Trudy. Renovations to the site however required the use of a $300,000 installment loan payable over eight years. This bank loan is collateralized with the Trudy lease contract, as well as a Trudy Corporation guarantee. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Trudy believes that its facilities are adequate for all of its foreseeable requirements.


ITEM 3.   LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party, or of which, any of its property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999 through the solicitation of proxies or otherwise.


         PART II


ITEM 5.   MARKET FOR  COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for Trudy common stock, although it is traded sporadically on the OTC Bulletin Board under the symbol "TRDY." As of March 31, 1999, there were approximately 1,479 stockholders of record of Trudy common stock, as shown on the records of our transfer agent. Since its organization, Trudy has not paid any dividends on its common stock and does not anticipate paying dividends in the foreseeable future. We anticipate that all earnings in the foreseeable future will be retained for development of Trudy's business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the relative percentage that certain income and expense items bear to net sales.

                                             Year Ended  Year Ended  Year Ended
                                              March 31,   March 31,  March 31,
                                                1999        1998       1997
                                             ----------  ----------  ----------
Net sales                                      100.0%      100.0%      100.0%
Cost of sales                                   64.0        54.9        52.6
                                               -----       -----       -----
Gross profit                                    36.0        45.1        47.4
Selling, general and administrative
  expenses and depreciation                     70.1        43.9        38.3
                                               -----       -----       -----
Income (loss) from operations                  (34.1)        1.2         9.1
Other income (expense)                          (2.3)       (1.3)       (3.5)
                                               -----       -----       -----
Income (loss) before benefit (provision) for
  income taxes                                 (36.4)       (0.1)        5.6
Income tax  (provision) benefit                (11.1)        3.1         1.7
                                               -----       -----       -----
Income (loss) before extraordinary item        (47.5)        3.0         7.3

Extraordinary item (net of income taxes)          --         1.1          --
                                               -----       -----       -----
Net income (loss)                              (47.5)        4.1         7.3


FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         NET SALES. Net sales for the year ended March 31, 1999 were $3,390,884 as compared with net sales of $4,977,599 for the year ended March 31, 1998. Sales to warehouse clubs, the largest distribution channel, were down $775,443 or 44% to $977,961 due to the clubs' decision to purchase more conservatively and minimize inventory carryover. Direct response sales of $961,624 were $269,554 or 22% lower than last year. Catalog marketers, in general, experienced reduced buying early in the pre-holiday season (September) due to financial market uncertainty. Sales of $671,946 to bookstores and specialty retailers were down $492,101 or 42% from last year as the number of independent bookstores continues to decline and specialty stores have become more selective in their purchases. Sales to schools and education wholesalers continue to increase as a result of the Company's decision to target its direct marketing toward this growing market segment.

         COST OF SALES. Cost of sales of $2,168,685 decreased from $2,730,401 in the prior year primarily because of the lower level of sales volume. In percentage terms, cost of sales increased to 64.0% from 54.9%. The higher percentage is the result of the acceleration of amortization of product development costs and increased reserves for inventory obsolescence in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expenses increased to $2,355,787 from $2,168,322. The increase is the result of the accelerated write-off of royalty advances, the recording of sub-right royalty expenses, and a $53,080 write-off of a computer operating system purchased in December 1997 because it was determined that the new system did not meet the Company's requirements. Lower royalty and sales commission expenses resulting from lower revenue were offset by the higher cost of a larger consumer catalog mailing.

         DEPRECIATION EXPENSE. Depreciation expense increased to $22,175 from $17,449 in the prior year due to increased investment in computer systems.

         INCOME/(LOSS) FROM OPERATIONS. Income/(loss) from operations was a loss of $1,155,763 compared with income of $61,427 in the prior year. The decline is primarily the result of lower sales and the accelerated write-offs cited above.

         INTEREST EXPENSE. Interest expense increased to $111,604 from $102,099 last year as a result of higher borrowing needed to fund working capital requirements and operating losses.

         OTHER INCOME. Other income of $34,134 decreased from $35,904 in the prior year.

         NET INCOME/(LOSS). A net loss of $1,611,233 for the year ended March 31, 1999 compares to a profit of $203,552 in the prior year. In addition to the changes discussed above, the decline is also the result of the write-off of $378,000 of deferred tax assets in 1999 and two non-recurring gains recorded last year: an income tax benefit of $152,000 and an after tax gain of $56,320 from the forgiving of accrued interest on loans made to the Company by its President.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

         NET SALES. Net sales for the year ended March 31, 1998 were $4,977,599 as compared with net sales of $4,796,410 for the year ended March 31, 1997, or an increase of 3.8%. Direct market catalog sales increased by over 50% from $810,067 in 1997 to $1,231,178 in 1998. Sales to mass merchant warehouse clubs were flat year to year, but remained the largest segment. Sales to the retail booksellers and special markets declined due to increased competition from the large bookstore chains.

         COST OF SALES. Cost of sales of $2,730,401 increased from $2,522,688 in the prior year. In percentage terms to sales, cost of sales increased from 52.6% to 54.9% principally as a result of increases in fixed costs, amortization of pre-publication design costs associated with the increased number of titles published in the last two years, design and editorial costs, and labor and shipping costs.

         SELLING GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative ("SG&A") expenses increased from $1,821,927 to $2,168,322. Higher advertising and catalog expenses along with outside telemarketing costs and sales salaries account for the increase.

         INCOME FROM OPERATIONS. Consequently, income from operations of $61,427 was down from $451,795 in 1997.

         INTEREST EXPENSE. Interest expense increased to $102,099 from $55,077 in the prior year primarily to fund increased working capital levels. With an increasing portion of revenues occurring in the pre-holiday period in the direct mail segment, it was necessary to increase inventory levels in the summer months in preparation of this period of heavy demand.

         NON-RECURRING EXPENSE AND GAIN. The 1997 results included a non-recurring expense of $124,384 related to the relocation of the Company's facilities in July 1997. In 1998, the Company posted a non-recurring gain of $56,320 (net of income taxes) as William Burnham forgave $96,320 in interest payments due to him on loans made to the Company over the past several years.

         INCOME TAX BENEFIT. The Company recognized an income tax benefit of $152,000 in 1998, as a result of net operating loss carry-forwards.

         NET INCOME. As a result of the above factors, net income of $203,552 for the period was below last year's level of $351,676.

LIQUIDITY AND CAPITAL RESOURCES

         In March 1998, the Company renewed a bank revolving line of credit of $1,200,000 and obtained a four-year term loan of $250,000 to finance seasonal working capital needs, catalog expenses, and system improvements. The line of credit bears interest at the rate of prime plus .25% and the term loan bears interest at the rate of 8.75%. In March 1999, Trudy negotiated an extension of the line of credit through June 15, 1999. An integral part of the March 3, 1999 merger agreement with Futech, which remains in effect as part of the New Futech merger agreement, is an agreement by Futech to assist in providing the working capital needs of Trudy, if needed, to maintain sales momentum and assure that Trudy is not in default of its loan agreements, including its borrowings from First Union National Bank. This agreement was to take on June 1, 1999 if the effective date of the merger agreement had not occurred by then. On May 13, 1999 First Union notified the Company that it was in default of covenants requiring the maintenance of a ratio of total liabilities to tangible net worth of not more than 2.50 to 1.00 and a minimum level of net tangible worth of $750,000 and both loans became due on June 15, 1999. As of June 30, 1999, these loans remain unpaid. The balances as of June 30, 1999 are $697,234 on the line of credit and $186,099 on the term loan. On May 28, 1999, Alice Burnham, a director of the Company and wife of the President, loaned the Company $140,000 to meet immediate cash needs. The note bears an interest rate of 8% and was to be paid on July 2, 1999 after a financing plan between the Company, Futech, and the Company's bank was to be developed. This plan has not yet been finalized and the loan remains unpaid. Management has no assurances that Futech currently has the financial resources to honor this agreement. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         In July 1998, William W. Burnham loaned the Company $28,900 to fund conversion costs for a second computer system. The note bears an interest rate of 8% and is payable in one year. In August 1998, Mr. Burnham loaned the company $310,000 to finance short term working capital needs. This note bears an interest rate of 8% and was due in sixty days. As of June 30, 1999 these loans remain unpaid. Payment will be made as part of the terms of the merger agreement with Futech. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Accounts receivable were $246,049 on March 31, 1999 compared with $321,898 on March 31, 1998. The decrease is due to lower sales volume in the last quarter of the fiscal year compared with last year. Inventory levels were $1,501,204 on March 31, 1999 compared with $1,574,901 on March 31, 1998. Actual unit inventory increased because of slower turnover resulting from the downturn in sales along with the need to stock new titles and toys. The reserve for inventory obsolescence was increased by $205,000.


YEAR 2000 COMPLIANCE STATUS

         The Company utilizes software and computer technologies that are essential to its operations. The Company periodically evaluates the ongoing and expected future business requirements of its purchased software applications. The Company has not accelerated its plans to replace or update existing systems because of the Year 2000 issue. During 1999 and as a result of general business needs, the Company upgraded its computer system and operating software used for accounting, order processing, and inventory management. The company relies on a single operating system for the vast majority of its needs. After a two-month trial period, the Company determined that the new software system did not meet its operating needs. A second system was installed in August 1998. The Company believes that the new equipment and software are Year 2000 compliant. The Company also installed a new telephone system, which the Company believes is Year 2000 compliant, in 1999 to improve communications. The total cost of the computer hardware and two operating systems was approximately $100,000. The telephone system is leased for approximately $500 per month. The Company does not expect to need to make additional investments related to Year 2000 compliance but will continue to make improvements to its systems to meet business requirements.

         The Company is working with key third party vendors to understand their ability to continue to provide services and products through the change to 2000. The Company intends to continue to partner with its key third party vendors to avoid any business interruptions in 2000. The Company is dependent upon its customers for sales and cash flow. The Company currently does not believe that it is subject to its customers' and suppliers' Year 2000 efforts, although if the Company's customers or vendors experience Year 2000 problems, the Company's results of operations could be materially adversely affected. Although the Company has not developed a formal contingency plan to deal with Year 2000-related disruptions, the Company believes that it could function effectively with manual systems until alternative systems were implemented.

         The Year 2000 discussion includes forward-looking statements, therefore there can be no assurance that the Company will not experience Year 2000 problems. However, based upon the progress to date, the Company believes that it is unlikely that the actual results will differ significantly from those estimated and unlikely that the Year 2000 compliance will have a material adverse effect on the Company's financial condition.


INFLATION

         The Company does not believe that inflation has a significant impact on its operations.

FORWARD-LOOKING STATEMENTS

         We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates," or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

               o   the implementation of our strategies;
               o   the availability of additional capital;
               o   variations in stock prices and interest rates;
               o   competition and fluctuations in quarterly operating results;
                   and
               o other risks and uncertainties described in our filings with the SEC.

We make no commitments to disclose any revisions to forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.



ITEM 7.   FINANCIAL STATEMENTS

         The financial statements and schedules are included in this Annual Report on Form 10-KSB beginning on Page F-1.


ITEM 8.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS

         As previously reported in the Company's Current Report on Form 8-K dated April 12, 1999, the Company's Board of Directors approved the engagement of Ernst & Young LLP as its independent auditor for the fiscal year ending March 31, 1999 to replace the firm of Abrams and Company, P.C., which was dismissed as auditor of the Company effective April 9, 1999. Ernst & Young LLP is the independent auditor used by Futech Interactive Products, Inc., one of the other merging companies.

         The reports of Abrams and Company, P.C. on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 1997 and 1998, there were no disagreements with Abrams and Company, P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedures which, if not resolved to the satisfaction of Abrams and Company, P.C. would have caused Abrams and Company, P.C. to make reference to these matters in their report. The Company requested Abrams and Company, P.C. to furnish Trudy with a letter addressed to the Securities Exchange Commission stating whether it agrees with the above statements and such letter was furnished.

         PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of Trudy at June 30, 1999 are as follows:

         NAME                AGE      POSITION

         Alice B. Burnham     52      Director

         William W. Burnham   57      Chairman of the Board of Directors,
                                      President and Treasurer

         Peter D. Nalle       52      Director

         Fred M. Filoon       57      Director

         Elisabeth T. Prial   41      Director

         William T. Carney    45      Vice President and Chief Financial Officer

         Each director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

         The principal occupations for the past five years of each director and officer of Trudy are as follows:

         Alice B. Burnham was elected a director of Trudy in October 1994. As a major shareholder and wife of the President, she had long been familiar with the workings of Trudy. Mrs. Burnham manages her own interior design business in New Canaan, Connecticut and is active in civic and professional affairs. Mrs. Burnham received her degree from Briarcliff College.

         William W. Burnham has been President and a director of Trudy since 1979. Mr. Burnham served as Group Director of Marketing at Pepsico, Inc. from 1976 to 1979. From 1972 to 1976, Mr. Burnham served as the Director of Advertising and Sales Promotion at Vlasic Foods. Mr. Burnham received a B.S. from Trinity College and an M.B.A. from Columbia University.

         Peter D. Nalle was named a director of Trudy in September 1996. Mr. Nalle has years of experience in the publishing industry having worked for McGraw-Hill and later for Lippincott and for Simon & Schuster. More recently, Mr. Nalle was Chief Operating Officer of Grolier, Inc. He received his degree from Brown University.

         Fred M. Filoon was named a director of Trudy in January 1993. Mr. Filoon has 30 years of experience in the investment and financial community having worked for Donaldson, Lufkin & Jenrette as well as Morgan Stanley in New York. Currently, he is a partner with Cramer, Rosenthal & McGlynn. Mr. Filoon received his B.A. from Bowdoin College.

         Elisabeth T. Prial was named Vice President and Publisher of Futech on May 24, 1999. Prior to joining Futech, Ms. Prial served as the Vice President of Sales of Trudy since October 1994 and Publisher of Trudy since 1996. For the three years prior to October 1994, Ms. Prial served as Director of Sales of Trudy. Prior to joining Trudy Corporation she worked in juvenile publishing with Warner Books, Putnam, and others. Mrs. Prial received her degree from the New York Fashion Institute of Technology.

         William T. Carney was named Vice President and Chief Financial Officer on March 23, 1998. Mr. Carney has held various financial management positions with Pechiney/American National Can and Ford Motor Company. Mr. Carney received an A.B. from Dartmouth College and an M.B.A. from the Wharton School.


ITEM 10.   EXECUTIVE COMPENSATION

         In 1999 no employee of the Company received compensation exceeding $100,000. William W. Burnham, the President and Chief Executive Officer, received cash compensation totaling $84,622.

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

         As of March 31, 1999, 14,680,000 shares were subject to outstanding options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Trudy's common stock at June 30, 1999, with respect to (i) each person known to Trudy to own beneficially more than five percent of the outstanding shares of Trudy's common stock, (ii) each director of Trudy, (iii) each of the executive officers of Trudy and (iv) all directors and executive officers of Trudy as a group.

--------------------------------------------------------------------------------
                                          Trudy Common Stock
     Name                                Beneficially Owned(1)  Percent of Class
--------------------------------------------------------------------------------
     William W. Burnham(2)(3)(4)            115,090,000              32.8%
--------------------------------------------------------------------------------
     Alice B. Burnham(2)(3)(5)               63,250,000              18.1%
--------------------------------------------------------------------------------
     Peter B. Burnham                        35,410,000              10.1%
     216 Hardwick Road
     Petersham, MA
--------------------------------------------------------------------------------
     Peter D. Nalle (3)                       2,750,000               0.8%
--------------------------------------------------------------------------------
     Fred M. Filoon (3)(6)                    5,250,000               1.5%
--------------------------------------------------------------------------------
     Elisabeth T. Prial (3)(7)               12,000,000               3.4%
--------------------------------------------------------------------------------
     William T. Carney (3)                    3,000,000               0.9%
--------------------------------------------------------------------------------
     All executive officers and directors
     as a group (6 persons) (4)(5)(6)(7)    201,340,000              55.7%
--------------------------------------------------------------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Trudy common stock shown as beneficially owned by them.

(2)  Husband and wife.

(3) The address of each of these individuals is: c/o Trudy Corporation, 353 Main Avenue, Norwalk, Connecticut 06851-1552.

(4) Includes 2,000,000 shares of Trudy common stock issuable upon exercise of immediately exercisable options.

(5) Includes 1,000,000 shares of Trudy common stock issuable upon exercise of immediately exercisable options.

(6) Includes 3,000,000 shares of Trudy common stock issuable upon exercise of immediately exercisable options.

(7) Includes 6,500,000 shares of Trudy common stock issuable upon exercise of immediately exercisable options.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The Main Avenue property leased by Trudy is owned by a Connecticut limited liability corporation, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Board of Directors and President of Trudy, P. Ogilvie, a former officer and director of Trudy, and Fred Filoon, a director of Trudy. To effect refurbishment on this building, Noreast Management borrowed $300,000 as an eight year loan from a local bank. This loan was secured by personal guarantees from both Mr. Burnham and Mr. Ogilvie, an assignment of the lease, and a guarantee by Trudy Corporation. Pursuant to the merger agreement, Mr. Burnham has agreed to indemnify New Futech for any all claims relating to hazardous waste associated with this property for all periods of time prior to the closing of the mergers.

         In previous years, Trudy had borrowed an aggregate of $454,729 from William W. Burnham, Peter B. Burnham and members of their families. The loans bear interest at the rate of 10% per annum. On March 31, 1987, the note holders contributed to the Company's capital an aggregate of $374,205 of these notes payable. The balance of $80,525 in demand loans was converted to five-year term loans with interest payments quarterly in arrears at the greater of 10% per annum or the applicable Federal rate.
Interest accruals have increased the indebtedness to $173,941 as of June 30, 1999.

         As of March 31, 1998, Trudy has borrowed an aggregate of $383,742 in cash advances (including accrued interest) from William W. Burnham to finance inventory purchases and catalog printing. This total is comprised of promissory notes which bear interest at the rate of 12% per annum. The notes are secured with a pledge of all of the Company's inventory, accounts receivable, and equipment. On March 31, 1998, Mr. Burnham forgave the unpaid accrued interest, totaling $96,320 on these notes. No further interest expense has been accrued on these loans. The aggregate balance of these loans, as of June 30, 1999, was $287,422.

         In July and August 1998, William W. Burnham made additional loans to the Company totaling $338,900 to fund an investment in a new computer system and seasonal working capital requirements. The note for the computer system is for $28,900 and bears an interest rate of 8%. It is due in July 1999. The note for the working capital totals $310,000 and bears an interest rate of 8%. It was due in October 1998, but remains unpaid. The aggregate balance of these loans as of June 30, 1999 was $364,332.

         New Futech has agreed, as part of the merger agreement, to repay certain loans owing by Trudy to William W. Burnham and two of his family members in the aggregate amount (including accrued interest through January 31, 1999) of $800,000. Interest will continue to accrue only on the debt owing to the family members until the mergers occur. No interest will accrue on the debts owing to Mr. Burnham from February 1, 1999 through the effective time of the mergers. Beginning on the closing date of the mergers, interest will accrue on the outstanding balance of all of these loans at four percent (4%) per annum. At the closing, New Futech will repay 25% of the outstanding balance, and thereafter will repay three equal amounts of principal plus all accrued interest at six month intervals.

         In connection with the New Futech mergers, William W. Burnham will be employed as the Vice President of Specialty Markets of New Futech. Mr. Burnham will also be a director of New Futech and will receive a three year employment agreement providing for a base salary of $100,000 per year and stock options for a total of 20,000 shares of New Futech common stock, vesting in equal, annual installments over the three year period and with an exercise price of $7.50 per share. Some of the officers and directors of the other merging companies will also receive employment agreements and stock options in connection with the mergers.

         Trudy has agreed to pay James P. McGough of JPMC Associates, Trudy's mergers and acquisitions consulting firm, total compensation of approximately $167,000 for his services in connection with the Trudy merger. Mr. McGough will be paid $43,670 and granted 13,500,000 shares of Trudy common stock prior to the closing of the mergers. The 13,500,000 shares of Trudy common stock will be converted in the mergers into cash in the amount of $16,330 and 14,314 shares of New Futech common stock.

         An integral part of the March 3, 1999 merger agreement with Futech, which remains in effect as part of the New Futech merger agreement, is an agreement by Futech to assist in providing the working capital needs of Trudy, if needed, to maintain sales momentum and assure that Trudy is not in default of its loan agreements, including its borrowings from First Union National Bank. This agreement was to take effect on June 1, 1999 if the effective date of the merger agreement had not occurred by then. On May 13, 1999 First Union notified Trudy that it was in default of certain covenants of its loans which have become due on June 15, 1999. Management has no assurances that Futech currently has the financial resources to honor this agreement.

         On May 28, 1999, Alice Burnham, a director of Trudy and wife of the President, loaned the Company $140,000 to meet immediate cash needs. The note bears an interest rate of 8% and was to be paid on July 2, 1999 after a financing plan between Trudy, Futech, and Trudy's bank, First Union was to be developed. This plan has not yet been finalized and the loan remains unpaid.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1.  FINANCIAL STATEMENTS                                          PAGE

          Independent Auditors' Reports                                 F-1-F-2
          Balance Sheets, March 31, 1999 and 1998                       F-3
          Statement of Operations, years ended March 31, 1999 and 1998 F-4 Statement of Shareholders' Equity (Deficit),
           years ended March 31, 1999 and 1998                          F-5
          Statement of Cash Flows, years ended March 31, 1999 and 1998  F-6
          Notes to Financial Statements                                 F-7-F-17

          Schedules not listed have been omitted because they are not required, are inapplicable, or the required information has been given in the financial statements or notes thereto.

      2. The Exhibits listed in the Exhibit Index following the Signatures page, which is incorporated herein by this reference.

(b)   REPORTS ON FORM 8-K

      A Current Report on Form 8-K dated April 12, 1999.

                                               TRUDY CORPORATION
                                         (COMMISSION FILE NO. 0-16056)

                                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                     FOR FISCAL YEAR ENDED MARCH 31, 1999

Exhibit                                                                                                 Filed
No.                         Description                        Incorporated by Reference To:          Herewith
-------                     -----------                        -----------------------------         ---------
2              Merger Agreement dated as of June 7, 1999,    Filed as Appendix A to the
               by and among Trudy Corporation, Janex         Prospectus/Proxy Statement included
               International, Inc., Futech Interactive       in the Registration Statement on
               Products, Inc., Fundex Games, Ltd., DaMert    Form S-4 of Futech Interactive
               Company, Futech Interactive Products          Products (Delaware) Inc. and Futech
               (Delaware) Inc., and Futech Toys & Games,     Toys & Games, Inc. (File 333-80131)
               Inc.                                          dated June 7, 1999 and incorporated
                                                             herein by reference

3.1            Certificate of Incorporation of Trudy         Filed as Exhibit 3 a. to Trudy's
               Corporation ("Trudy"), as adopted             Registration Statement on Form S-18
               February 24, 1987                             (file 33-4379B) dated May 22, 1987
                                                             and incorporated herein by reference

3.2            Agreement of Merger, dated as of March 23,    Filed as Exhibit 3.2T to the
               1987 between Trudy Corporation, a             Registration Statement on Form S-4
               Connecticut corporation, and Trudy, a         of Futech Interactive Products
               Delaware corporation                          (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

3.3            Certificate of Amendment of Certificate of    Filed as Exhibit 3 b. to Trudy's
               Incorporation of Trudy, as adopted May 13,    Registration Statement on Form S-18
               1987                                          (file 33-4379B) dated May 22, 1987
                                                             and incorporated herein by reference

3.4            Bylaws of Trudy                               Filed as Exhibit 3 c. to Trudy's
                                                             Registration Statement on Form S-18
                                                             (file 33-4379B) dated May 22, 1987
                                                             and incorporated herein by reference

4.1            Articles 4, 9, 10, 11 and 12 of the           Filed as Exhibit 3 a. to Trudy's
               Certificate of Incorporation of Trudy         Registration Statement on Form S-18
               Corporation.                                  (file 33-4379B) dated May 22, 1987
               See Exhibit 3.1 and Exhibit 3.3               and incorporated herein by reference

4.2            Articles 5 and 6 of the Agreement of          Filed as Exhibit 4.2T to the
               Merger, dated as of March 23, 1987 between    Registration Statement on Form S-4
               Trudy Corporation, a Connecticut              of Futech Interactive Products
               corporation, and Trudy Corporation, a         (Delaware) Inc. and Futech Toys &
               Delaware corporation.                         Games, Inc. (File 333-80131) dated
               See Exhibit 3.2                               June 7, 1999 and incorporated
                                                             herein by reference

                                               TRUDY CORPORATION
                                         (COMMISSION FILE NO. 0-16056)

                                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                     FOR FISCAL YEAR ENDED MARCH 31, 1999

Exhibit                                                                                                 Filed
No.                         Description                        Incorporated by Reference To:          Herewith
-------                     -----------                        -----------------------------         ---------
4.3            Articles II, III, V, IX and X of the Bylaws   Filed as Exhibit 3 c. to Trudy's
               of  Trudy.  See Exhibit 3.4                   Registration Statement on Form S-18
                                                             (file 33-4379B) dated May 22, 1987
                                                             and incorporated herein by reference

4.4            Specimen Common Stock Certificate of Trudy    Filed as Exhibit 4.4T to Amendment
                                                             No. 1 of the Registration Statement
                                                             on Form S-4 of Futech Interactive
                                                             Products (Delaware) Inc. and Futech
                                                             Toys & Games, Inc. (File 333-80131)
                                                             dated June 28, 1999 and
                                                             incorporated herein by reference

10.1           Security Interest Agreement dated May 16,     Filed as Exhibit 10.1T to the
               1991 between Trudy and William W. Burnham     Registration Statement on Form S-4
               regarding Mr. Burnham hypothecating and       of Futech Interactive Products
               assigning his personal Investment Savings     (Delaware) Inc. and Futech Toys &
               Account at Union Trust as collateral for      Games, Inc. (File 333-80131) dated
               Trudy to effect the opening of the Letters    June 7, 1999 and incorporated
               of Credit for $8,160 and $28,300              herein by reference

10.2           Security Interest Agreement (#2) dated July   Filed as Exhibit 10.2T to the
               31, 1991 between Trudy and William W.         Registration Statement on Form S-4
               Burnham regarding a $16,000 loan              of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.3           Security Interest Agreement (#3) dated        Filed as Exhibit 10.3T to the
               August 5, 1991 between Trudy and William W.   Registration Statement on Form S-4
               Burnham regarding Mr. Burnham hypothecating   of Futech Interactive Products
               and assigning his personal Investment         (Delaware) Inc. and Futech Toys &
               Savings Account and Union Trust as            Games, Inc. (File 333-80131) dated
               collateral for Trudy to effect the opening    June 7, 1999 and incorporated
               of the Letters of Credit for $12,960 for      herein by reference
               T.E. Squirrels and $11,180 for Wolves

10.4           Security Interest Agreement (#4) dated        Filed as Exhibit 10.4T to the
               August 20, 1991 between Trudy and William     Registration Statement on Form S-4
               S. Burnham regarding a $30,000 loan           of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

                                               TRUDY CORPORATION
                                         (COMMISSION FILE NO. 0-16056)

                                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                     FOR FISCAL YEAR ENDED MARCH 31, 1999

Exhibit                                                                                                 Filed
No.                         Description                        Incorporated by Reference To:          Herewith
-------                     -----------                        -----------------------------         ---------
10.5           Security Interest Agreement (#5) dated        Filed as Exhibit 10.5T to the
               September 5, 1991 between Trudy and William   Registration Statement on Form S-4
               W. Burnham regarding a $30,000 loan           of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.6           Security Interest Agreement (#6) dated        Filed as Exhibit 10.6T to the
               October 18, 1991 between Trudy and William    Registration Statement on Form S-4
               W. Burnham regarding a $10,000 loan           of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.7           Security Interest Agreement (#7) dated        Filed as Exhibit 10.7T to the
               January 24, 1992 between Trudy and William    Registration Statement on Form S-4
               W. Burnham regarding a $12,500 loan           of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.8           Security Interest Agreement (#9) dated        Filed as Exhibit 10.8T to the
               April 30, 1992 between Trudy and William W.   Registration Statement on Form S-4
               Burnham regarding a $15,000 loan              of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.9           Security Interest Agreement (#12) dated       Filed as Exhibit 10.9T to the
               August 25, 1992 between Trudy and William     Registration Statement on Form S-4
               N. Burnham regarding a $16,000 loan           of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.10          Security Interest Agreement (#13) dated       Filed as Exhibit 10.10T to the
               September 25, 1992 between Trudy and          Registration Statement on Form S-4
               William W. Burnham regarding a $50,000 loan   of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

                                               TRUDY CORPORATION
                                         (COMMISSION FILE NO. 0-16056)

                                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                     FOR FISCAL YEAR ENDED MARCH 31, 1999

Exhibit                                                                                                 Filed
No.                         Description                        Incorporated by Reference To:          Herewith
-------                     -----------                        -----------------------------         ---------
10.11          Security Interest Agreement (#14) dated       Filed as Exhibit 10.11T to the
               October 5, 1992 between Trudy and William     Registration Statement on Form S-4
               W. Burnham regarding a $13,000 loan           of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.12          Security Interest Agreement (#15) dated       Filed as Exhibit 10.12T to the
               March 12, 1993 between Trudy and William W.   Registration Statement on Form S-4
               Burnham regarding a $45,000 loan              of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.13          Security Interest Agreement (#16) dated May   Filed as Exhibit 10.13T to the
               19, 1993 between Trudy and William W.         Registration Statement on Form S-4
               Burnham regarding a $15,000 loan              of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.14          Security Interest Agreement (#17) dated       Filed as Exhibit 10.14T to the
               March 29, 1995 between Trudy and William W.   Registration Statement on Form S-4
               Burnham regarding a $4,800 loan               of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.15          Security Interest Agreement (#18) dated       Filed as Exhibit 10.15T to the
               July 10, 1998 between Trudy and William W.    Registration Statement on Form S-4
               Burnham regarding a $28,900 loan              of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

                                               TRUDY CORPORATION
                                         (COMMISSION FILE NO. 0-16056)

                                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                     FOR FISCAL YEAR ENDED MARCH 31, 1999

Exhibit                                                                                                 Filed
No.                         Description                        Incorporated by Reference To:          Herewith
-------                     -----------                        -----------------------------         ---------
10.16          Security Interest Agreement (#19) dated       Filed as Exhibit 10.16T to the
               August 5, 1998 between Trudy and William W.   Registration Statement on Form S-4
               Burnham regarding a $310,000 loan             of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.17          Loan Agreement dated March 30, 1998 between   Filed as Exhibit 10.17T to the
               First Union National Bank and Trudy           Registration Statement on Form S-4
                                                             of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.18          Security Agreement dated March 30, 1998       Filed as Exhibit 10.18T to the
               between First Union National Bank and Trudy   Registration Statement on Form S-4
                                                             of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.19          First Union Bank Modification Number Two to   Filed as Exhibit 10.19T to the
               Loan Agreement dated March 1, 1999.           Registration Statement on Form S-4
                                                             of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.20          Landlord Subordination and Waiver dated       Filed as Exhibit 10.20T to the
               March 30, 1998 between First Union National   Registration Statement on Form S-4
               Bank and Noreast Management LLC               of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.21          Promissory Note dated March 30, 1998 in the   Filed as Exhibit 10.21T to the
               amount of $1,200,000 by Trudy d/b/a TMC       Registration Statement on Form S-4
               Soundprints in favor of First Union           of Futech Interactive Products
               National Bank                                 (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

                                               TRUDY CORPORATION
                                         (COMMISSION FILE NO. 0-16056)

                                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                     FOR FISCAL YEAR ENDED MARCH 31, 1999

Exhibit                                                                                                 Filed
No.                         Description                        Incorporated by Reference To:          Herewith
-------                     -----------                        -----------------------------         ---------
10.22          Promissory Note dated March 30, 1998 in the   Filed as Exhibit 10.22T to the
               amount of $250,000 by Trudy d/b/a TMC         Registration Statement on Form S-4
               Soundprints in favor of First Union           of Futech Interactive Products
               National Bank                                 (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.23          Lease Agreement between Noreast Management    Filed as Exhibit 10.23T to the
               LLC and TMC/Soundprints, Inc. (Trudy) dated   Registration Statement on Form S-4
               December 5, 1994                              of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.24          The Nature Conservancy letter of              Filed as Exhibit 10.24T to the
               understanding with Soundprints (Trudy)        Registration Statement on Form S-4
               dated December 5, 1994                        of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.25          Smithsonian/Soundprints Agreement dated       Filed as Exhibit 10.25T to the
               June 17,1997 between Smithsonian              Registration Statement on Form S-4
               Institution and Soundprints, a division of    of Futech Interactive Products
               Trudy                                         (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.26          Consent to Assignment of the June 17, 1997    Filed as Exhibit 10.26T to the
               Smithsonian/Soundprints Agreement from        Registration Statement on Form S-4
               Soundprints Agreement from Soundprints to     of Futech Interactive Products
               Futech Interactive Products, dated march 3,   (Delaware) Inc. and Futech Toys &
               1999                                          Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

10.27          Trudy 1987 Stock Option Plan                  Filed as Exhibit 10.27T to the
                                                             Registration Statement on Form S-4
                                                             of Futech Interactive Products
                                                             (Delaware) Inc. and Futech Toys &
                                                             Games, Inc. (File 333-80131) dated
                                                             June 7, 1999 and incorporated
                                                             herein by reference

                                               TRUDY CORPORATION
                                         (COMMISSION FILE NO. 0-16056)

                                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                     FOR FISCAL YEAR ENDED MARCH 31, 1999

Exhibit                                                                                                 Filed
No.                         Description                        Incorporated by Reference To:          Herewith
-------                     -----------                        -----------------------------         ---------
10.28          Letter agreement dated March 3, 1999                                                       X
               between Trudy and Futech regarding Futech's
               financial assistance to Trudy.

23             Consent of Ernst & Young LLP                                                               X

27             Financial Data Schedule                                                                    X

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Trudy Corporation

We have audited the accompanying balance sheet of Trudy Corporation as of March 31, 1999, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's operating loss, deficiency in net assets, and default under its borrowing agreement raise substantial doubt about its ability to continue as a going concern. Management's plans as to those matters are also described in Note 1. The March 31, 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ ERNST & YOUNG LLP


Phoenix, Arizona
June 11, 1999

            Report of Abrams and Company, P.C., Independent Auditors

To The Stockholders
Trudy Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheet of Trudy Corporation as of March 31, 1998, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                             /s/ Abrams and Company, P.C.
                                             ----------------------------
                                                 Melville, NY
                                                 June 26, 1998

                                            Trudy Corporation

                                             Balance Sheets

                                                                                       MARCH 31
                                                                                 1998           1999
                                                                              --------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $        --    $       624
   Accounts receivable, net of allowance for doubtful accounts of $31,361 and $50,044 at March 31, 1998 and 1999, respectively
                                                                                  321,898        246,049
   Inventories, net                                                             1,574,901      1,501,204
   Prepaid expenses and other current assets                                      105,730         50,842
   Deferred income taxes                                                           59,000             --
                                                                              --------------------------
Total current assets                                                            2,061,529      1,798,719

Property and equipment, net                                                       129,769        114,185
Pre-publication costs and royalty advances                                        379,546        205,212
Deferred income taxes                                                             319,000             --
                                                                              --------------------------
Total assets                                                                  $ 2,889,844    $ 2,118,116
                                                                              ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) Current liabilities:
   Checks drawn in excess of cash balances                                    $    23,517    $        --
   Accounts payable and accrued expenses                                          295,176        477,696
   Line of credit in default                                                           --        770,000
   Current portion of long-term debt                                               49,350             --
   Long-term debt in default                                                           --        200,349
   Current portion of notes payable - related parties                             287,612        626,322
                                                                              --------------------------
Total current liabilities                                                         655,655      2,074,367

Bank note payable                                                                 388,689             --
Long-term debt                                                                    200,651             --
Notes payable to related parties                                                  161,276        171,408

Shareholders' equity (deficit):
   Common stock: $.0001 par value:
     Authorized shares - 850,000,000
     Issued and outstanding shares - 331,222,249 at March 31, 1998 and 1999
                                                                                   33,123         33,123
   Additional paid-in capital                                                   4,000,316      4,000,316
   Accumulated deficit                                                         (2,549,865)    (4,161,098)
                                                                              --------------------------
Total shareholders' equity (deficit)                                            1,483,574       (127,659)
                                                                              --------------------------
Total liabilities and shareholders' equity (deficit)                          $ 2,889,844    $ 2,118,116
                                                                              ==========================
SEE ACCOMPANYING NOTES

                                Trudy Corporation

                            Statements of Operations

                                                           YEAR ENDED MARCH 31
                                                          1998             1999
                                                     ------------------------------
Net sales                                            $   4,977,599    $   3,390,884
Cost of sales                                            2,730,401        2,168,685
                                                     ------------------------------
Gross profit                                             2,247,198        1,222,199

Operating expenses:
   Selling, general and administrative                   2,168,322        2,355,787
   Depreciation and amortization                            17,449           22,175
                                                     ------------------------------
Income (loss) from operations                               61,427       (1,155,763)
Other income (expense):
   Interest expense                                       (102,099)        (111,604)
   Other income                                             35,904           34,134
                                                     ------------------------------
Net loss before income taxes                                (4,768)      (1,233,233)
Income tax benefit (provision)                             152,000         (378,000)
                                                     ------------------------------
Net income (loss), before extraordinary item               147,232       (1,611,233)
Extraordinary item, net of income taxes of $40,000          56,320               --
                                                     ------------------------------
Net income (loss)                                    $     203,552    $  (1,611,233)
                                                     ==============================

Net income (loss) per share:
   Basic and diluted                                 $        0.00    $        0.00
                                                     ==============================

Weighted average shares used in computation:
   Basic and diluted                                   324,598,187      331,222,249
                                                     ==============================

SEE ACCOMPANYING NOTES.

                                                  Trudy Corporation

                                     Statements of Shareholders' Equity (Deficit)


                                             COMMON STOCK              ADDITIONAL                         TOTAL
                                    --------------------------------    PAID-IN        ACCUMULATED    SHAREHOLDERS'
                                          SHARES           AMOUNT       CAPITAL          DEFICIT     EQUITY (DEFICIT)
                                    --------------------------------------------------------------------------------
Balance at April 1, 1997                324,457,249       $32,446      $3,993,698      $(2,753,417)      $ 1,272,727
   Issuance of common stock               6,765,000           677           6,618               --             7,295
   Net income                                    --            --              --          203,552           203,552
                                    --------------------------------------------------------------------------------
Balance at March 31, 1998               331,222,249        33,123       4,000,316       (2,549,865)        1,483,574
   Net loss                                      --            --              --       (1,611,233)       (1,611,233)
                                    --------------------------------------------------------------------------------
Balance at March 31, 1999               331,222,249       $33,123      $4,000,316      $(4,161,098)      $  (127,659)
                                    ================================================================================

SEE ACCOMPANYING NOTES.

                                          Trudy Corporation
                                       Statements of Cash Flows

                                                                               YEAR ENDED MARCH 31
                                                                               1998           1999
                                                                           --------------------------
OPERATING ACTIVITIES
Net income (loss)                                                          $   203,552    $(1,611,233)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Extraordinary item                                                        (56,320)            --
     Depreciation                                                               17,449         22,175
     Amortization of pre-publication costs                                     107,137        140,121
     (Gain)/loss on disposal of property and equipment                            (300)        53,080
     Loss on write down of pre-publication costs and royalty advances               --        199,901
     Provision for losses on accounts receivable                                45,157         33,596
     Provision for slow moving inventory                                        50,000        205,000
     Deferred income taxes                                                    (162,000)       378,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                    (193,358)        42,253
       Inventories                                                            (220,311)      (131,303)
       Prepaid expenses and other current assets                               (16,116)        54,888
       Prepaid income taxes                                                    (20,124)            --
       Accounts payable and accrued expenses                                   (50,532)       182,520
                                                                           --------------------------
Net cash used in/(provided by) operating activities                           (295,766)      (431,002)

INVESTING ACTIVITIES
Purchases of property and equipment                                            (81,679)       (59,671)
Pre-publication and royalty advances, net                                     (135,500)      (165,688)
Proceeds from sale of equipment                                                    300             --
                                                                           --------------------------
Net cash used in investing activities                                         (216,879)      (225,359)

FINANCING ACTIVITIES
Net proceeds on short-term borrowings                                         (105,598)       706,637
Proceeds from issuance of  loans - long-term                                   648,822             --
Repayment of loans - long-term                                                 (40,813)       (49,652)
Proceeds from exercise of common stock options                                   7,295             --
                                                                           --------------------------
Net cash provided by financing activities                                      509,706        656,985
                                                                           --------------------------
Net increase (decrease) in cash and cash equivalents
                                                                                (2,939)           624
Cash and cash equivalents at beginning of year                                   2,939             --
                                                                           ==========================
Cash and cash equivalents at end of year                                   $        --    $       624
                                                                           ==========================

Cash paid for interest                                                     $    85,003    $    78,027
Cash paid for income taxes                                                      35,957             --

SEE ACCOMPANYING NOTES.

                                Trudy Corporation

                          Notes to Financial Statements

                                 March 31, 1999

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Trudy Corporation (Company) designs, manufactures and markets plush stuffed animals and publishes children's books and audiocassettes for sale to both retail and wholesale customers, both domestically and internationally.
All Company product is sold under the trade name of Soundprints.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses, negative working capital and has failed to meet certain provisions of its credit agreement at March 31, 1999. The Company has been funded through loans from certain principal shareholders. The inability of the Company to attract additional capital and ultimately, to achieve profitability, could result in discontinuation of the Company's business.

The Company's ultimate ability to continue as a going concern depends on the market acceptance of products utilizing its proprietary agreements with certain licensees, and the achievement of operating profits and positive cash flow.

The Company is party to a merger agreement dated June 7, 1999 with Futech Interactive Products, Inc. ("Futech") and certain other companies and shareholders thereof. Under the terms of the merger, Futech will acquire all of the Company's outstanding stock for $456,330 in cash (net of broker's fee of $43,670) and 400,000 shares of Futech stock. Futech has also agreed to provide working capital advances to the Company and to assure that the Company is not in default under any of its loan agreements, however, management has no assurances that Futech currently has the financial resources to honor this agreement. Under the terms of the merger, Futech has also agreed to repay approximately $800,000 of loans and interest payable to the Company's president and his family. The merger is subject to closing conditions, including shareholder approval. The Company is depending upon additional financial resources that it expects to receive from Futech. Should the merger with Futech not occur, management plans to obtain additional financial resourcing from yet to be identified third parties and/or seek potential acquirers who would provide additional resources.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts shown in the prior year financial statements have been reclassified to conform with the current year financial statement presentation.

                                Trudy Corporation

1. ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from customers and also include $25,761 of expenses related to the merger with Futech which will be reimbursed by Futech.

The Company transacts business on a credit basis with its customers. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

The Company's largest customer, Advanced Marketing Services, Inc., totaled approximately 35.2 percent and 28.8 percent of net sales in 1998 and 1999.

INVENTORIES

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined by various methods which approximate the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from five to seven years for machinery and equipment, and furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 1999, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair market value based on the market interest rates available to the Company for debt of similar risk and maturities.

                                Trudy Corporation

1. ACCOUNTING POLICIES (CONTINUED)

REVENUE

The Company recognizes revenue upon shipment of the product to the customer, with appropriate allowances made for estimated returns and uncollectible accounts.

The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian"). Sales with the Smithsonian name approximated 90 percent and 80 percent of net sales in the years ended March 31, 1998 and 1999, respectively.

INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of the available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, to the extent that the exercise price of the Company's employee stock options equals management's estimate of the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Deferred expense on stock and options issued to officers and directors for services or other consideration to be received in the future are offset against equity and are amortized to expense over the period of benefit.

The Company periodically issues shares of its common stock to employees and vendors for services provided to the Company. Shares issued for services are valued at the Company's estimate of fair value of the common stock at the date of issuance.

                                Trudy Corporation

1. ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE COMPUTATION

Loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities using the if-converted method.

COMPREHENSIVE LOSS

As of April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive loss for the Company is the same as net loss for all periods presented.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Effective April 1, 1998, the Company adopted the FASB's SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement
131). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined it has no reportable segments under Statement 131.

ADVERTISING

Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed the publication date of the new brochure or twelve months, whichever is less. Included in prepaid expenses and other current assets are prepaid catalogs and brochures of approximately $53,000 and $22,000 at March 31, 1998 and March 31, 1999, respectively.

Advertising expense was approximately $76,000 and $58,000, respectively, for the years ended March 31, 1998 and 1999.

                                Trudy Corporation

2. INVENTORIES

Inventories consist of the following:

                                                                            MARCH 31
                                                                      1998                1999
                                                                   -----------------------------
        Raw materials                                              $   50,880         $   58,439
        Finished goods                                              1,574,021          1,697,765
                                                                   -----------------------------
                                                                    1,624,901          1,756,204
        Reserve for slow-moving inventory                              50,000            255,000
                                                                   -----------------------------
                                                                   $1,574,901         $1,501,204
                                                                   =============================

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                            MARCH 31
                                                                      1998                1999
                                                                   -----------------------------
        Machinery and equipment                                    $  343,806         $  311,987
        Furniture and fixtures                                         34,630             47,909
                                                                   -----------------------------
                                                                      378,436            359,896
        Accumulated depreciation                                      248,667            245,711
                                                                   -----------------------------
                                                                   $  129,769         $  114,185
                                                                   =============================

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                            MARCH 31
                                                                      1998                1999
                                                                   -----------------------------
        Accounts payable                                           $  206,234         $  225,359
        Accrued royalties                                              22,385            156,037
        Accrued payroll                                                34,271             29,164
        Accrued interest                                                2,758             18,261
        Commissions payable                                            12,777             13,685
        Other                                                          16,751             35,190
                                                                   -----------------------------
                                                                   $  295,176         $  477,696
                                                                   =============================

                                Trudy Corporation

5. COMMITMENTS

LINE OF CREDIT IN DEFAULT

The Company had a loan agreement with a bank which provided up to $1.2 million of available funds at an interest rate of the bank's prime rate plus 0.25 percent (8.0 percent at March 31, 1999). The loan agreement expired on June 15, 1999. The line is collateralized by eligible accounts receivable and inventory as well as personal guarantees of certain shareholders.

LONG-TERM DEBT IN DEFAULT

Long-term debt consists of a promissory note collateralized by the assets of the Company. The terms of the note are for monthly installments of $6,207 including interest at 8.75 percent, until April 30, 2002 when all remaining principal and interest is due.

COMPLIANCE WITH FINANCIAL COVENANTS

Certain financial covenants are required to be met in connection with the long-term debt and line of credit agreement including tangible net worth and indebtedness. At March 31, 1999, the Company has failed to meet these requirements. As a result of this noncompliance, there are various options available to the lending institution including the immediate repayment of outstanding balances of both loans. The bank many also increase the interest rate of the loans to a default rate, which is 300 basis points higher than the stated rate.

In accordance with SFAS No. 78, "Classification of Obligations That Are Callable by the Creditor," the Company has classified the balance of the term loan and line of credit borrowings as a current liability. Management of the Company has met with the lenders in an attempt to restructure the credit facility, or otherwise satisfactorily resolve the defaults. It is not possible, however, to predict at this time the success of management's efforts. No assurance can be given that the outcome of the Company's negotiating efforts with the lenders will not adversely affect the Company's business, financial condition, results of operations and cash flows.

                                Trudy Corporation

NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

                                                                                           MARCH 31
                                                                                       1998         1999
                                                                                     -----------------------
$365,387 in  aggregated  promissory  notes to the  president  of the  Company at interest  rates varying  between 8 to 12 percent.  Note terms have passed and payments are made as cash flows  permit.  Notes are  collateralized  by cash,
   accounts receivable, inventory, and furniture and fixtures.                       $ 287,612   $   287,422
$28,900  promissory  note to the  president,  collateralized  by cash,  accounts receivable, inventory, and furniture and fixtures, payable in total including
   8 percent interest on July 10, 1999.                                                     --        28,900
$310,000  promissory  note to the president,  collateralized  by cash,  accounts receivable,  inventory and furniture and fixtures, payable in total including
   8 percent interest on October 5, 1998.                                                   --       310,000
$101,326 family loan at 10 percent interest, noncompound- ing.  There
   are no established repayment terms.                                                 161,276       171,408
                                                                                     -----------------------
                                                                                       448,888       797,730
Less current portion                                                                   287,612       626,322
                                                                                     -----------------------
                                                                                     $ 161,276   $   171,408
                                                                                     =======================

On May 28, 1999, a director of the Company and wife of the Company's president loaned the Company $140,000 to meet immediate cash needs. The note bears interest at 8 percent and was due (but not paid) on July 2, 1999.

As of March 31, 1998, the president agreed to forgive the approximately $96,000 of interest in addition to amending the Company's borrowing terms to omit any future interest on his loan. Accordingly, such amount, net of related income taxes is reflected as an extraordinary item.

                                Trudy Corporation

LEASE COMMITMENTS

The Company leases its building from a related party and miscellaneous other items under noncancelable operating leases. Rent expense was approximately $106,000 and $108,000 during the years ended March 31, 1998 and 1999, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at March 31, 1999:

        2000                                                        $  111,524
        2001                                                           111,681
        2002                                                           111,260
        2003                                                           110,000
        2004                                                           110,000
        Thereafter                                                      27,500
                                                                    ----------
        Total minimum lease payments                                $  581,965
                                                                    ==========

OTHER COMMITMENTS

The Smithsonian has granted the Company a nontransferable license to utilize the names "Smithsonian Institution" and "Smithsonian" for products and purposes as defined in the license agreement. The agreement expires on September 30, 2002. The agreement requires the Company to pay royalties of 5 percent on products sold using the Smithsonian name. The Company has guaranteed the following minimum royalty amounts:

                       Period                                         Amount
        ------------------------------------                        ----------
        October 1, 1998 - September 30, 1999                        $   95,000
        October 1, 1999 - September 30, 2000                           100,000
        October 1, 2000 - September 30, 2001                           105,000
        October 1, 2001 - September 30, 2002                           110,000

The Company is also a guarantor on an installment loan made to Noreast Management LLC ("Noreast") a limited liability company of which the Company's president is a member. The Company leases its current facility from Noreast. The purpose of the loan was to fund improvements to the facility currently occupied by the Company. The loan is payable in 95 monthly installments of $3,125, plus interest at 9.5 percent. At March 31, 1999, the balance of the installment loan was $200,000.

                                Trudy Corporation

6. INCOME TAXES

The Company's provision (benefit) for income taxes consists of the following:

                                                                                   MARCH 31
                                                                               1998          1999
                                                                          --------------------------
        Current - State                                                   $     10,000   $        --
        Deferred - Federal                                                    (162,000)      378,000
                                                                          --------------------------
                                                                          $   (152,000)  $   378,000
                                                                          ==========================

The provision (benefit) for income tax  differs from the U.S. federal statutory rate as follows:

                                                                                   MARCH 31
                                                                               1998          1999
                                                                          --------------------------
        Income tax provision (benefit) at statutory rate                         (39.0)%       (34.0)%
        Net operating loss for which no current benefit has been taken
                                                                                    --          34.0
        Establishment of valuation reserve for deferred tax assets
                                                                                    --          30.7
        State income tax net of federal benefit                                  138.4            --
        Effect of graduated rate on statutory rate                               (85.6)           --
        Utilization of net operating loss                                       (332.6)           --
                                                                          --------------------------
        Income tax provision (benefit)                                          (318.8)%        30.7%
                                                                          ==========================

The deferred tax assets consist of the following:

                                                                                   MARCH 31
                                                                               1998          1999
                                                                          --------------------------
        Reserves and accruals                                             $     65,000   $   157,000
        Net operating loss carryforwards                                     1,061,000     1,156,000
                                                                          --------------------------
        Total gross deferred tax assets                                      1,126,000     1,313,000
        Less valuation allowance                                              (748,000)   (1,313,000)
                                                                          --------------------------
                                                                          $    378,000   $        --
                                                                          ==========================

        Current                                                           $     59,000   $        --
        Non-current                                                            319,000            --
                                                                          ==========================
                                                                          $    378,000   $        --
                                                                          ==========================

                                Trudy Corporation

6. INCOME TAXES (CONTINUED)

The Company has a net operating loss carryforward of $3,400,000 for Federal income tax purposes, which begins to expire in 2004, to the extent not previously utilized.

The realization of the Company's deferred tax assets is dependent on future profits, which are not assured, accordingly, a valuation allowance equal to the net deferred tax assets has been provided at March 31, 1999. The valuation allowance for deferred tax assets decreased $324,000 during the year ended March 31, 1998 due to the utilization of net operating loss carryforwards and increased by $565,000 during the year ended March 31, 1999 due to the establishment of valuation reserves against all net deferred tax assets.

7. STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1987 Stock Option Plan ("the Plan"). No further options may be granted under the Plan. Existing options expire upon the earlier of employee termination or ten years from the date of grant. Options outstanding have exercise prices from $0.001 to $0.002 and have a weighted average remaining life of 65 months.

A summary of the Company's stock option activity, and related information is as follows:

                                                                  WEIGHTED-
                                                                  AVERAGE
                                                                  EXERCISE
                                                    OPTIONS        PRICE
                                                 ---------------------------

        Outstanding at April 1, 1997               21,603,500    $     0.001
        Granted                                            --             --
        Exercised                                  (6,765,000)         0.001
        Forfeited/canceled                           (158,500)         0.011
                                                 ---------------------------
        Outstanding at March 31, 1998              14,680,000          0.001
        Granted                                            --             --
        Exercised                                          --             --
        Forfeited                                          --             --
                                                 ---------------------------
        Outstanding at March 31, 1999              14,680,000    $     0.001
                                                 ===========================

        Exercisable at end of year                 14,680,000
                                                 ============

                                Trudy Corporation

7. STOCK-BASED COMPENSATION (CONTINUED)

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value option pricing model assuming a risk-free interest rate of 5 percent; dividend yield of 0 percent; and a weighted-average expected life of the option of 5 years for the year ended March 31, 1999. Pro forma expense under SFAS No. 123 was not material in the years ended March 31, 1998 and 1999.

Option valuation models require the input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

8. BENEFIT PLAN

Effective January 1, 1999, the Company adopted a 401(k) Retirement Plan, which covers substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent on the first 3 percent of employee contributions. During the year ended March 31, 1999, the Company made $2,260 in matching contributions to the Plan and paid $830 in administrative expenses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRUDY CORPORATION


                                   By:  /s/ WILLIAM W. BURNHAM
                                        ---------------------------------
                                            William W. Burnham, President
                                            and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates indicated.

         /s/  WILLIAM W. BURNHAM     Chairman of the Board,             July 14, 1999
         -----------------------     President and Chief Executive Officer
              William W. Burnham


         /s/ ALICE B. BURNHAM        Director                           July 14, 1999
         -----------------------
             Alice B. Burnham


         /s/  FRED M. FILOON         Director                           July 14, 1999
         -----------------------
              Fred M. Filoon


         /s/  PETER D. NALLE         Director                           July 14, 1999
         -----------------------
              Peter D. Nalle


         /s/ ELISABETH T. PRIAL      Director                           July 14, 1999
         -----------------------
             Elisabeth T. Prial


         /s/ WILLIAM T. CARNEY       Chief Financial and                July 14, 1999
         -----------------------     Accounting Officer
             William T. Carney