Form 10QSB
period 1999-06-30
TRUDY CORP
filed 1999-08-20
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                         For Quarter Ended June 30, 1999

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


                              SHARES OUTSTANDING AT
                                  June 30, 1999

                Common Stock, $.0001 par value 331,222,249 shares

                                TRUDY CORPORATION

INDEX                                                                PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Balance Sheets - June 30, 1999 (unaudited) and March 31, 1999.............2

Statements of Operations (unaudited) for the three months ended
         June 30, 1999 and June 30, 1998..................................3

Statements of Cash Flows (unaudited) for the three months ended
         June 30, 1999 and June 30, 1998 .................................4

Notes to Financial Statements (unaudited).................................5

Management's Discussion and Analysis .....................................7


PART II.  OTHER INFORMATION .............................................10

SIGNATURES ..............................................................11

                                           Trudy Corporation

                                            Balance Sheets

                                                                             June 30,       March 31,
                                                                               1999            1999
                                                                            -----------    -----------
                                                                           (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                   $    49,605    $       624
Accounts receivable, net of allowance for doubtful accounts of $50,044
  and $53,794 at June 30 and March 31, 1999, respectively                       169,556        246,049
Inventories, net of reserve for obsolescence of $255,000
  at June 30 and March 31, 1999                                               1,469,838      1,501,204
Prepaid expenses and other current assets                                       153,357         50,842
                                                                            --------------------------

Total current assets                                                          1,842,356      1,798,719

Property and equipment, net                                                     107,937        114,185
Pre-publication costs and royalty advances                                      234,722        205,212
                                                                            --------------------------
Total assets                                                                $ 2,185,015    $ 2,118,116
                                                                            ==========================

Liabilities and shareholders' deficit Current liabilities:
       Accounts payable and accrued expenses                                $   704,006    $   477,696
       Line of credit in default                                                697,234        770,000
       Long-term debt in default                                                186,099        200,349
       Current portion of notes payable - related parties                       776,322        626,322
                                                                            --------------------------

Total current liabilities                                                     2,363,661      2,074,367

Notes payable to related parties                                                173,941        171,408

Shareholders' deficit:
Common stock: $.0001 par value:
Authorized shares - 850,000,000
Issued and outstanding shares - 331,222,249 at June 30 and March 31, 1999        33,123         33,123
Additional paid-in capital                                                    4,000,316      4,000,316
Accumulated deficit                                                          (4,386,026)    (4,161,098)
                                                                            --------------------------

Total shareholders' deficit                                                    (352,587)      (127,659)
                                                                            --------------------------
Total liabilities and shareholders' deficit                                 $ 2,185,015    $ 2,118,116
                                                                            ==========================

See accompanying notes.

                                                 -2-

                                Trudy Corporation

                            Statements of Operations


                                                 Three Months Ended June 30,
                                                    1999             1998
                                               ------------------------------
                                                (Unaudited)      (Unaudited)

Net sales                                      $     422,292    $     710,733
Cost of sales                                        295,984          454,640
                                               ------------------------------

Gross profit                                         126,308          256,093

Operating expenses:
Selling, general and administrative                  372,172          357,876
Depreciation and amortization                          8,019            9,000
                                               ------------------------------

Loss from operations                                (253,883)        (110,783)
Other income (expense):
Interest expense                                     (29,413)         (15,243)
Other income                                          58,368            4,203
                                               ------------------------------

Net loss before income taxes                        (224,928)        (121,823)
Income tax benefit (provision)                            --               --
                                               ------------------------------
Net loss                                       $    (224,928)   $    (121,823)
                                               ==============================

Net loss per share:
Basic and diluted                                     ($0.00)          ($0.00)
                                               ==============================

Weighted average shares used in computation:
Basic and diluted                                331,222,249      331,222,249
                                               ==============================

See accompanying notes.

                                          Trudy Corporation

                                      Statements of Cash Flows

                                                                            Three Months Ended June 30,
                                                                                1999         1998
                                                                            ---------------------------
                                                                             (Unaudited)  (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                      ($224,928)   ($121,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                      8,019        9,000
Amortization of pre-publication costs                                            32,700       36,000
Provision for losses on accounts receivable                                       3,500        7,500
Changes in operating assets and liabilities:
Accounts receivable                                                              72,993     (222,235)
Inventories                                                                      31,366     (185,451)
Prepaid expenses and other current assets                                      (102,516)      (1,616)
Accounts payable and accrued expenses                                           226,309       18,471
                                                                              ----------------------

Net cash used in/(provided by) operating activities                              47,443     (460,154)

INVESTING ACTIVITIES
Purchases of property and equipment                                              (1,770)     (14,056)
Pre-publication and royalty advances, net                                       (62,211)      16,398
                                                                              ----------------------

Net cash used in investing activities                                           (63,981)       2,342

FINANCING ACTIVITIES
Net proceeds on short-term borrowings                                           140,000       (2,375)
Proceeds from issuance of  loans - long-term                                         --      470,000
Repayment of loans - long-term                                                  (84,481)      (6,086)
Advances from related party                                                      10,000           --
                                                                              ----------------------

Net cash provided by financing activities                                        65,519      461,539
                                                                              ----------------------

Net increase in cash and cash equivalents                                        48,981        3,727

Cash and cash equivalents at beginning of period                                    624           --
                                                                              ----------------------

Cash and cash equivalents at end of period                                    $  49,605    $   3,727
                                                                              ======================

See accompanying notes.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Description of Business and Basis of Presentation

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1999.


2.       Pending Merger with Futech Interactive Products (Delaware) Inc.

As previously reported, in December 1998, Trudy signed a letter of intent to merge with Futech Interactive Products, Inc. On March 3, 1999 Trudy entered into a merger agreement with Futech. This merger agreement was subsequently renegotiated and replaced with a new merger agreement dated as of June 7, 1999 providing for the mergers of Trudy, Futech, Fundex Games, Ltd., DaMert Company and Janex International, Inc. into a newly incorporated Delaware company ("New Futech") or a subsidiary thereof. The transaction is now expected to close at the end of the third quarter or beginning of the fourth quarter of 1999.

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


3.       Related Party Transactions

In June 1999, the Company began selling its products to Futech. Futech has assumed sales responsibility for the majority of the Company's trade accounts and will act as a distributor of the Company. Through June, sales have totaled $75,329. Futech is also funding some of the Company's working capital needs and through June 30, 1999 has advanced $10,000 to the Company.

On May 28, 1999, Alice B. Burnham, a director of the Company and wife of the President, loaned the Company $140,000 to meet immediate cash needs. The note bears an interest rate of 8% and was to be paid on July 2, 1999 after a financing plan between the Company, Futech, and the Company's bank was to be developed. This plan has not yet been finalized and the loan remains unpaid, although interest payments are being made.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Merger with Futech Interactive Products, Inc.
---------------------------------------------

As previously reported, in December 1998, Trudy signed a letter of intent to merge with Futech Interactive Products, Inc. On March 3, 1999 Trudy entered into a merger agreement with Futech. This merger agreement was subsequently renegotiated and replaced with a new merger agreement dated as of June 4, 1999 providing for the mergers of Trudy, Futech, Fundex Games, Ltd., DaMert Company and Janex International, Inc. into a newly incorporated Delaware company ("New Futech") or a subsidiary thereof. The transaction is now expected to close at the end of the third quarter or beginning of the fourth quarter of 1999.

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


Results of Operations and Net Results
-------------------------------------

Trudy Corporation's revenues for the three months ended June 30, 1999 were $422,292, a decrease of $288,441 compared with the same period last year. Sales to warehouse clubs were approximately $285,000 last year, while there were no similar sales this year. Sales in other segments for the first quarter were roughly equal to sales in the first quarter of last year. Sales to schools at $51,000 were up approximately 40% over last year as the company continues to target the educational market as a growth area. Since June 1999, the Company has begun to sell its products to Futech which is acting as a distributor. Sales to Futech through June 30, 1999 were $75,329.

A net loss of $224,928 for the three months ended June 30, 1999 compares to a loss of $121,823 for the same period last year. This decline in profitability was primarily the result of the lower sales volume. Although the Company has taken selective action to reduce overhead costs in the face of lower sales levels, it has continued to commit resources to new product development and marketing and sales efforts in the expectation that sales levels will increase in the fall after the merger with Futech is concluded. Interest expense of $29,413 was nearly double last year's level as the Company's working capital loans are significantly higher. Other income increased to $58,368 from $4,203 last year primarily as a result of royalty income from the sale of publication sub-rights.

Liquidity and Capital Resources
-------------------------------

In March 1999, Trudy negotiated an extension of its bank line of credit through June 15, 1999. An integral part of the March 3, 1999 merger agreement with Futech, which remains in effect as part of the New Futech merger agreement, is an agreement by Futech to assist in providing the working capital needs of Trudy, if needed, to maintain sales momentum and assure that Trudy is not in default of its loan agreements, including its borrowings from First Union National Bank. This agreement was to take effect on June 1, 1999 if the effective date of the merger agreement had not occurred by then. On May 13, 1999 First Union notified the Company that it was in default of covenants requiring the maintenance of a ratio of total liabilities to tangible net worth of not more than 2.50 to 1.00 and a minimum level of net tangible worth of $750,000 and both loans became due on June 15, 1999. As of August 13, 1999, the total balance on these loans has been reduced to $661,000 from $970,000 on March 31, 1999 primarily as a result of the sale of inventory to Futech. On May 28, 1999, Alice
B. Burnham, a director of the Company and wife of the President, loaned the Company $140,000 to meet immediate cash needs. The note bears an interest rate of 8% and was to be paid on July 2, 1999 after a financing plan between the Company, Futech, and the Company's bank was to be developed. This plan has not yet been finalized and the loans from the bank and Mrs. Burnham remain unpaid, although interest payments are being made. The Company is also working closely with Futech to provide funds for immediate cash needs and to support fall sales. Management has no assurances that Futech currently has the financial resources to pay the Company's bank loans and meet these other cash requirements. However, Futech has contributed $543,685 from inventory purchases and working capital advances through August 13, 1999.

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

Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 1999 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

o        the planned merger with Futech:

o        the implementation of our strategy;

o        the availability of additional capital;

o        variations in stock prices and interest rates;

o        fluctuations in quarterly operating results; and

o        other risks and uncertainties described in our filings with the SEC.

We make no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                            PART II OTHER INFORMATION


Item 5.  Other Information

On June 7, 1999, a Form S-4 was filed with the Securities and Exchange Commission relating to the proposed merger to which the Company is a party. The Company's Board of Directors has authorized the merger transaction whereby the Company and four other entities will merge into a newly incorporated entity known as Futech Interactive Products (Delaware) Inc. and a subsidiary thereof. The merger is subject to shareholder approval of all the merging entities.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits -

         27.  Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K

         No reports were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUDY CORPORATION
(REGISTRANT)


Date: August 13, 1999            By:  /s/ WILLIAM W. BURNHAM
                                      ----------------------------------------
                                          William W. Burnham,
                                          Chairman and Chief Executive Officer