Form 10QSB
period 1999-09-30
TRUDY CORP
filed 1999-11-12
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                      For Quarter Ended September 30, 1999

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


                              SHARES OUTSTANDING AT
                               September 30, 1999

                Common Stock, $.0001 par value 349,822,249 shares

                                TRUDY CORPORATION

INDEX                                                                      PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

Balance Sheets - September 30, 1999 and June 30, 1999 (unaudited) .........  2

Statements of Operations (unaudited) for the six and three months ended
                  September 30, 1999 and September 30, 1998 ...............  3

Statements of Cash Flows (unaudited) for the six months ended
                  September 30, 1999 and September 30, 1998 ...............  4

Notes to Financial Statements (unaudited) .................................  5

Management's Discussion and Analysis ......................................  7


PART II.  OTHER INFORMATION ............................................... 11

SIGNATURES................................................................. 12

                               TRUDY CORPORATION
                                 Balance Sheets

                                                                              September 30,    March 31,
                                                                                  1999           1999
                                                                             -------------- ------------
                                                                              (Unaudited)      (Audited)
ASSETS

Current assets:
        Cash and cash equivalents                                            $        --    $       624
        Account receivable
              Net of allowance for doubtful accounts of $46,875 at
              September 30, 1999 and $53,794 at June 30, 1999                    362,026        246,049
        Inventories, net                                                       1,662,570      1,501,204
        Prepaid expenses and other current assets                                239,651         50,842

                                                                             -----------    -----------
              Total current assets                                             2,264,247      1,798,719

Property and equipment, net                                                      101,143        114,185
Pre-publication costs and royalty advances                                       247,077        205,212

                                                                             ===========    ===========
               Total assets                                                    2,612,467      2,118,116
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Checks drawn in excess of cash balances                                  11,473             --
        Accounts payable and accrued expenses                                    931,394        477,696
        Advances from potential merger partner                                   593,841             --
        Line of credit in default                                                     --        770,000
        Long-term debt in default                                                     --        200,349
        Current portion of notes payable - related parties                       766,322        626,322
                                                                             -----------    -----------
              Total current liabilities                                        2,303,030      2,074,367

Bank demand note                                                                 638,483             --
Notes payable to related parties                                                 176,474        171,408

Shareholders' equity (deficit):
        Common stock: $.0001 par value:
        Authorized shares - 850,000,000
        Issued and outstanding shares -  349,822,249 at September 30, 1999
              and 331,222,249 at March 31, 1999                                   34,982         33,122
        Additional paid-in capital                                             4,073,376      4,056,636
        Accumulated deficit                                                   (4,613,878)    (4,217,418)
                                                                             -----------    -----------
              Total shareholders' equity (deficit)                              (505,520)      (127,660)

                                                                             ===========    ===========
              Total liabilities and shareholders' equity (deficit)           $ 2,612,467    $ 2,118,116
                                                                             ===========    ===========

See accompanying notes.


                                TRUDY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                    Three Month Period Ended Sept. 30, Six Month Period Ended Sept. 30,
                                                    ---------------------------------- --------------------------------
                                                          1999             1998             1999             1998
                                                     -------------    -------------    -------------    -------------
                                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Net sales                                            $     716,643    $   1,021,468    $   1,138,935    $   1,732,201
Cost of sales                                              586,312          527,246          882,296          981,886
                                                     -------------    -------------    -------------    -------------
Gross profit                                               130,331          494,222          256,639          750,315

Operating expenses:
Selling, general and administrative                        276,955          397,101          649,127          754,977
Depreciation and amortization                                8,019           26,500           16,038           35,500
                                                     -------------    -------------    -------------    -------------
Income (loss) from operations                             (154,643)          70,621         (408,526)         (40,162)
Other income (expense):
Interest expense                                           (28,847)         (40,778)         (58,260)         (56,021)
Other income                                                11,956            6,056           70,325           10,258
                                                     -------------    -------------    -------------    -------------
Net loss before income taxes                              (171,534)          35,899         (396,461)         (85,925)
Income tax benefit (provision)                                  --               --               --               --
                                                     -------------    -------------    -------------    -------------
Net income (loss), before extraordinary item              (171,534)          35,899         (396,461)         (85,925)
Extraordinary item, net of income taxes of $40,000              --               --               --               --
                                                     =============    =============    =============    =============
Net income (loss)                                    $    (171,534)   $      35,899    $    (396,461)   $     (85,925)
                                                     =============    =============    =============    =============

Net income (loss) per share:
                                                     =============    =============    =============    =============
Basic and diluted                                    $          --    $          --    $          --    $          --
                                                     =============    =============    =============    =============

Weighted average shares used in computation:
                                                     =============    =============    =============    =============
Basic and diluted                                      334,254,856      331,222,249      332,746,839      331,222,249
                                                     =============    =============    =============    =============


See accompanying notes.

                                    Cash Flow

                                TRUDY CORPORATION
                            Statements of Cash Flows

                                                                     Six Month Period Ended
                                                             --------------------------------------
                                                             September 30, 1999  September 30, 1998
                                                             ------------------  ------------------
Cash Flow from Operating Activities:                             (Unaudited)         (Unaudited)
NET INCOME (LOSS)                                             $      (396,461)   $       (85,925)

Adjustments to reconcile net income (loss) to net cash used
in operating activities:
        Extraordinary item                                                 --                 --
        Depreciation                                                   16,038             35,500
        Amortization of pre-publication costs                          65,400             72,000
        Provision for losses on accounts receivable                    (3,168)             5,937
        Common stock issued for services                               18,600                 --

Changes in operating assets and liabilities:
        Accounts receivable                                          (112,809)          (428,527)
        Inventories                                                  (181,134)          (143,658)
        Prepaid expenses and other current assets                    (189,134)          (379,650)
        Accounts payable and accrued expenses                         490,328            306,761
                                                              ---------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES                                (292,340)          (617,562)
                                                              ---------------    ---------------

INVESTING ACTIVITIES
        Purchases of property and equipment                            (2,995)           (49,513)
        Pre-publication and royalty advances, net                    (107,265)           (92,148)

                                                              ---------------    ---------------
Net cash used in investing activities                                (110,260)          (141,661)

FINANCING ACTIVITIES
        Net proceeds/(payments) on short-term borrowings ..          (142,754)           452,051
        Repayment of loans - long-term                               (189,111)           (11,540)
        Advances from related party                                   733,841            388,711
                                                              ---------------    ---------------
Net cash provided by financing activities                             401,976            829,222
                                                              ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                     (624)            69,999
Cash and cash equivalents at beginning of year                            624                 --

                                                              ===============    ===============
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $            --    $        69,999
                                                              ===============    ===============

See accompanying notes

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1999.


2.      Pending Merger with Futech Interactive Products (Delaware) Inc.

As previously reported, in December 1998, Trudy signed a letter of intent to merge with Futech Interactive Products, Inc. (Futech). On March 3, 1999 Trudy entered into a merger agreement with Futech. This merger agreement was subsequently renegotiated and replaced with a new merger agreement dated as of June 4, 1999 providing for the mergers of Trudy, Futech, Fundex Games, Ltd., DaMert Company and Janex International, Inc. into a newly incorporated Delaware company ("New Futech") or a subsidiary thereof. The transaction is now expected to close at the end of the fourth quarter of calendar 1999.

The agreement covers the acquisition of all of the Common Stock of Trudy, including shares subject to option, for a purchase price of approximately $3.5 million, payable in a combination of New Futech Common Stock (valued at $3.0 million) and cash of approximately $456,000. In addition, New Futech will repay certain loans to Trudy by the President and certain of his family members, approximating $800,000 plus accrued interest. On a fully diluted basis, approximately 378 million shares of Common Stock of Trudy will be issued and outstanding. The transaction is intended to be tax-free to shareholders of Trudy in respect to the stock portion of the consideration. The merger is subject to a number of conditions, including shareholder approval of all of the parties.

3.      Related Party Transactions

In June 1999, the Company began selling its products to Futech. Futech has assumed sales responsibility for the majority of the Company's trade accounts and will act as a distributor of the Company. Through September, sales to Futech for six months fiscal year-to-date, have totaled $424,936. Sales to Futech are made at deep discounts usually reserved for the Company's most favored customers. Due to the sales volume to Futech, the discounts negatively impact the Company's revenues and margins. Futech is also funding some of the Company's working capital needs and through September 30, 1999 has advanced $593,841 to the Company.

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

Subsequent to the end of the quarter, on October 5, 1999, Alice B. Burnham loaned the Company $180,000 to meet immediate cash needs. The note bears an interest rate of 8% and is to be repaid on or before December 1, 1999 from mail order catalog sales receipts or other resources. The entire loan was personally guaranteed by Mr. Vincent W. Goett, Chairman of Futech Interactive Products, Inc.

On September 15, 1999 the Corporation issues 18,600,000 shares of its common stock to various individuals in exchange for services. Such shares were issued with an estimated fair market value of $0.001 per share and resulted in $18,600 of expense. On the same date, the Company also agreed to issue an additional 13,500,000 shares of its common stock to an individual upon the completion of the proposed merger discussed in Note 2.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

MERGER WITH FUTECH INTERACTIVE PRODUCTS, INC.

As previously reported, in December 1998, Trudy signed a letter of intent to merge with Futech Interactive Products, Inc. On March 3, 1999 Trudy entered into a merger agreement with Futech. This merger agreement was subsequently renegotiated and replaced with a new merger agreement dated as of June 4, 1999 providing for the mergers of Trudy, Futech, Fundex Games, Ltd., DaMert Company and Janex International, Inc. into a newly incorporated Delaware company ("New Futech") or a subsidiary thereof. The transaction is now expected to close at the end of the fourth quarter of calendar 1999.

The agreement covers the acquisition of all of the Common Stock of Trudy, including shares subject to option, for a purchase price of approximately $3.5 million, payable in a combination of New Futech Common Stock (valued at $3.0 million) and cash of approximately $456,000. In addition, New Futech will repay certain loans to Trudy by the President and certain of his family members, approximating $800,000 plus accrued interest. On a fully diluted basis, approximately 378 million shares of Common Stock of Trudy will be issued and outstanding. The transaction is intended to be tax-free to shareholders of Trudy in respect to the stock portion of the consideration. The merger is subject to a number of conditions, including shareholder approval of all of the parties.


RESULTS OF OPERATIONS AND NET RESULTS

Trudy Corporation's revenues for the three months ended September 30, 1999 were $716,643, a decrease of $304,825 compared with the same period last year. Sales to warehouse clubs were approximately $582,000 last year, while there were no sales this year. However, the Company's backlog reflects warehouse club orders approximating $384,000 at distributor discount pricing to Futech. Warehouse club sales are scheduled to ship in the fourth quarter of fiscal year 2000. Sales to customers other than warehouse clubs totaling approximately $717,000 were up 63% in the second quarter of this year compared to sales of $439,000 for the same time period last year. Due to a one month delay in the mailing of the Company's direct mail catalog, sales to consumers, libraries and schools were approximately $120,000 lower in the second quarter of fiscal year 2000 than in the second quarter last year. Since June 1999, the Company has sold its products to Futech which is acting as a distributor. Sales to Futech in the second quarter ending September 30, 1999 were $349,607. These sales are at deep discounts which has negatively impacted the Company's results.

A net loss of $171,534 for the three months ended September 30, 1999 compares to a net income of $35,899 for the same period last year. This decline in profitability was primarily the result of the lower sales volume and lower margin recognized on the distributor sales to Futech. Although the Company has taken selective action to reduce overhead costs in the face of lower sales levels, it has continued to commit resources to new product development and marketing and sales efforts based on sales forecasts and backlog for the third quarter of this fiscal year compared to the comparable period last year. Interest expense of $28,847 was lower than last year's level as the Company's working capital loans were slightly reduced with advances from Futech. Other income increased to $11,956 from $6,506 last year primarily as a result of royalty income from the sale of publication sub-rights.


LIQUIDITY AND CAPITAL RESOURCES

On September 29, 1999, Trudy Corp. successfully refinanced its First Union bank debt with Wilmington Trust FSB. On May 13, 1999 First Union notified the Company that it was in default of covenants requiring the maintenance of a ratio of total liabilities to tangible net worth of not more than 2.50 to 1.00 and a minimum level of net tangible worth of $750,000. Both the revolving credit and the term loans outstanding balances totaling $991,100 became due on June 15, 1999. Approximately $361,900 of the revolving credit loan was paid down prior to the refinancing in September through the sales of inventory to Futech. A demand note for $638,483 was signed between Wilmington Trust FSB and Trudy Corp. to repay the First Union loans in full and cover closing costs. The interest rate on the demand note is Libor plus one percentage point and can be adjusted quarterly. The loan is fully collateralized with the personal assets of Mr. William Burnham, Mrs. Alice Burnham and Mr. Peter Burnham. With the completion of the refinancing, the Company is no longer in default with any bank or commercial creditor.

An integral part of the March 3, 1999 merger agreement with Futech, which remains in effect as part of the New Futech merger agreement, is an agreement by Futech to assist in providing the working capital needs of Trudy, if needed, to maintain sales momentum and assure that Trudy is not in default of its loan agreements, including its borrowings from Wilmington Trust FSB. This agreement was took effect on June 1, 1999 since the effective date of the merger had not occurred by then. The Company is also working closely with Futech to provide funds for immediate cash needs and to support fall sales. Management has no assurances that Futech currently has the financial resources to pay the Company's bank loans and meet these other cash requirements. However, Futech has contributed $943,448 from inventory purchases and working capital advances through September 30, 1999.

On May 28, 1999, Alice B. Burnham, a director of the Company and wife of the President, loaned the Company $140,000 to meet immediate cash needs. The note bears an interest rate of 8% and was to be paid on July 2, 1999 after a financing plan between the Company, Futech, and the Company's bank was to be developed. As stated above, the Company successfully refinanced its bank borrowings but the loan from Mrs. Burnham remain unpaid, although interest payments are being made.

Subsequent to the end of the quarter, on October 5, 1999, Alice B. Burnham loaned the Company $180,000 to finance the postage for the Company's library and consumer catalog mailing. The note bears an interest rate of 8% and is to be repaid on or before December 1, 1999 from mail order catalog sales receipts or other resources. The entire loan was personally guaranteed by Mr. Vincent W. Goett, Chairman of Futech Interactive Products, Inc.

YEAR 2000 COMPLIANCE STATUS

The Year 2000 (Y2k) represents special concerns for business computing. This issue has grown in importance as the use of computers has become more pervasive and the dependence on computers has increased. Trudy could be materially and adversely affected by the Year 2000 issue, either directly or indirectly. This could occur as a result of a system failure or miscalculation causing disruption to operations including a temporary inability to process transactions, send invoices, ship goods, receive goods, pay vendors and employees or engage in normal business activities. In order to minimize the internal possibility of a Y2k problem, during 1998, the Company upgraded its telephone equipment, voice mail system, computer system and MAS90 software used for accounting, order processing, and inventory management. The Company believes that this equipment and software is Year 2000 compliant. Support for these systems is from outside third party vendors who maintain a staff of fully trained personnel in troubleshooting and problem solving. All other computer software is "off the shelf" and is not critical to the daily operation of the business. If any of these products fail in Year 2000, they can be easily replaced and operational. To date the cost of the system upgrades is approximately $40,000 plus the lease cost of the telephone system.

The Company is working with key third party vendors to understand their ability to continue to provide services and products through the change to 2000. The Company intends to continue to partner with its key third party vendors to avoid any business interruptions in 2000. Because of the broad range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of solving the problems should the Company's remediation efforts, or the efforts of those companies with which Trudy does business, not be successful.

At this time we do not know whether the Company's suppliers will be able to deliver goods and services or whether customers will be able to place orders beyond December 31, 1999. If our suppliers are not able to provide the necessary products or services as a result of Y2k compliance problems, we may be forced to seek other suppliers or cease doing business, even temporarily, with such vendors. Several vendors who supply plush stuffed animals are based in the Far East and do not have Y2k compliance programs. Trudy's inventory of pieces and finished kits should be sufficient at year end 1999 to minimize the impact of any Y2k related problem these suppliers may encounter. Additionally, if our major customers are not able to function as a result of Y2k compliance problems, Trudy may be forced to substantially reduce operations, or worst case, discontinue operations until such problems are resolved.

We have not received written representations from all of the Company's suppliers assuring us that they are Y2k compliant. Several companies, including Northeast Utilities and SNET (telephone utility) have included readiness statements with their monthly bills. Virtually all of Trudy's major suppliers are larger businesses with more complicated systems. This includes utility companies, financial institutions and suppliers of products. We believe, because of their size and stature in industry, they have developed comprehensive Y2k compliance programs to ensure a smooth transition into the new year. Any failure to address any unforeseen Y2k issue could adversely affect our business, financial condition and results of operations.

Trudy has not developed a contingency plan and, at this time, has not scheduled a time at which such a plan will be created.


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

PART II  OTHER INFORMATION


Item 5.       OTHER INFORMATION

On June 7, 1999, a Form S-4 was filed with the Securities and Exchange Commission relating to the proposed merger to which the Company is a party. Pre-Effective Amendment Number 3 to the Form S-4 was filed with the SEC on October 8, 1999. The Company's Board of Directors has authorized the merger transaction whereby the Company and four other entities will merge into a newly incorporated entity known as Futech Interactive Products (Delaware) Inc. and a subsidiary thereof. The merger is subject to shareholder approval of all the merging entities.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits -

         27.  Financial Data Schedule (electronic filing only)

(b) Reports on Form 8-K

     On September 22, 1999 the Registrant filed Form 8-K with the SEC announcing on September 21, 1999 that Ms. Elisabeth T, Prial resigned as Director of Trudy Corporation effective September 15, 1999. On September 10, 1999, Mr. William Carney resigned as Vice President, Chief Financial Officer and Secretary to pursue a position with a new employer. Richard Saltz was named interim Chief Financial Officer and Secretary on September 15, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUDY CORPORATION
(REGISTRANT)


Date: NOVEMBER 10, 1999                By: /s/ WILLIAM W. BURNHAM
     ------------------                    -------------------------
                                           William W. Burnham,
                                           Chairman and Chief Executive Officer