Form 10QSB
period 1999-12-31
TRUDY CORP
filed 2000-02-14
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                       For Quarter Ended December 31, 1999

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


                              SHARES OUTSTANDING AT
                                December 31, 1999

                Common Stock, $.0001 par value 349,822,249 shares

                                TRUDY CORPORATION

INDEX                                                                PAGE NUMBER
-----                                                                -----------

PART I.  FINANCIAL INFORMATION

Balance Sheets - December 31, 1999 (unaudited) and March 31, 1999         2

Statements of Operations (unaudited) for the nine and
  three months ended December 31, 1999 and December 31, 1998              3

Statements of Cash Flows (unaudited) for the nine months
  ended December 31, 1999 and December 31, 1998                           4

Notes to Financial Statements (unaudited)                                 5

Management's Discussion and Analysis                                      6


PART II. OTHER INFORMATION                                                8

SIGNATURES                                                                9


                                             Trudy Corporation
                                              Balance Sheets

                                                                              December 31,     March 31,
                                                                                  1999           1999
                                                                              ------------    -----------
                                                                               (unaudited)

ASSETS

Current assets:                                                                $    67,204    $       624
       Cash and cash equivalents
       Account receivable
            Net of allowance for doubtful accounts of $52,576
            at December 31, 1999 and $50,044 at March 31, 1999                     601,499        246,049
       Inventories, net                                                          1,510,328      1,501,204
       Prepaid expenses and other current assets                                   170,466         50,842
                                                                               -----------    -----------
            Total current assets                                                 2,349,497      1,798,719


Property and equipment, net                                                         93,084        114,185
Pre-publication costs and royalty advances                                         222,081        205,212
                                                                               -----------    -----------
            Total assets                                                       $ 2,664,662    $ 2,118,116
                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable and accrued expenses                                   $   967,723    $   477,696
       Advances from potential merger partner                                      541,143             --
       Line of credit in default                                                        --        770,000
       Long-term debt in default                                                        --        200,349
       Current portion of notes payable - related parties                          856,322        626,322
                                                                               -----------    -----------
            Total current liabilities                                          $ 2,365,188    $ 2,074,367

Bank demand note                                                                   650,319             --
Notes payable to related parties                                                   179,697        171,408

Shareholders' equity (deficit):
       Common stock: $.0001 par value:
       Authorized shares - 850,000,000
       Issued and outstanding shares -  349,822,249 at December 31, 1999 and
            331,222,249 at March 31, 1999                                           34,982         33,123
       Additional paid-in capital                                                4,073,376      4,000,316
       Accumulated deficit                                                      (4,638,900)    (4,161,098)
                                                                               -----------    -----------
            Total shareholders' equity (deficit)                                  (530,542)      (127,659)
                                                                               -----------    -----------
            Total liabilities and shareholders' equity (deficit)               $ 2,664,662    $ 2,118,116
                                                                               ===========    ===========
       See accompanying notes


                                                 Trudy Corporation
                                             Statements of Operations


                                              Three Month Period Ended Dec. 31,  Nine Month Period Ended Dec. 31,
                                              ---------------------------------  --------------------------------
                                                    1999            1998              1999             1998
                                               -------------    -------------    -------------    -------------
                                                (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Net sales                                      $   1,140,172    $   1,272,486    $   2,279,107    $   3,004,687
Cost of sales                                        600,369          509,331        1,482,665        1,436,846
                                               -------------    -------------    -------------    -------------
Gross profit                                         539,803          763,155          796,442        1,567,841

Operating expenses:
     Selling, general and administrative             553,969          976,514        1,203,096        1,811,394
     Depreciation and amortization                     8,019           18,000           24,057           53,500
                                               -------------    -------------    -------------    -------------
Income (loss) from operations                        (22,185)        (231,359)        (430,711)        (297,053)
Other income (expense):
     Interest expense                                (31,626)         (30,891)         (89,886)         (86,913)
     Other income                                     28,789          (12,371)          99,114           (2,112)
                                               -------------    -------------    -------------    -------------
Net loss before income taxes                         (25,022)        (274,621)        (421,483)        (386,078)
Income tax benefit (provision)                            --               --               --               --
                                               -------------    -------------    -------------    -------------
Net income (loss)                                    (25,022)        (274,621)        (421,483)        (386,078)

Net income (loss) per share:
     Basic and diluted                         $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                               =============    =============    =============    =============

Weighted average shares used in computation:
     Basic and diluted                           349,822,249      331,222,249      338,459,340      331,222,249
                                               =============    =============    =============    =============

See accompanying notes.

                                     Trudy Corporation
                                  Statements of Cash Flows

                                                      Nine Month Period Ended December 31,
                                                      ------------------------------------
                                                            1999              1998
                                                       --------------    --------------
                                                         (Unaudited)       (Unaudited)
Operating activities
Net Loss                                               $     (421,483)   $     (386,078)
Adjustments to reconcile net loss to net cash used
in operating activities:
     Depreciation                                              24,057            53,500
     Amortization of pre-publication costs                     98,100           101,250
     Provision for losses on accounts receivable               12,370            33,363
     Changes in operating assets and liabilities:
         Accounts receivable                                 (343,080)           82,318
         Inventories                                           (9,124)          (28,843)
         Prepaid expenses and other current assets           (119,624)          (55,226)
         Accounts payable and accrued expenses                490,027            32,319
                                                       --------------    --------------
Net cash used in/(provided by) operating activities          (268,757)         (167,397)

Investing activities
Purchases of property and equipment                            (2,956)          (59,636)
Pre-publication and royalty advances, net                    (121,109)          (55,719)
                                                       --------------    --------------
Net cash used in investing activities                        (124,065)         (115,355)

Financing activities
Net proceeds on short-term borrowings                           8,289           322,245
Proceeds from issuance of  loans                              650,319                --
Repayment of loans - long-term                               (970,349)           (3,940)
Advances from related parties                                 771,143                --
                                                       --------------    --------------
Net cash provided by financing activities                     459,402           318,305

Net increase (decrease) in cash and cash equivalents           66,580            35,553
Cash and cash equivalents at beginning of period                  624                --
                                                       --------------    --------------
Cash and cash equivalents at end of period             $       67,204    $       35,553
                                                       ==============    ==============

See accompanying notes.

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Description of Business and Basis of Presentation

Trudy Corporation, which does business under the name Soundprints, publishes juvenile storybooks, and audio cassettes which are sold in conjunction with contract-manufactured educational toys to the retail, education, and mail order markets. Trudy Corporation was initially organized as a Connecticut corporation under the name Norwest Manufacturing Corporation on September 14, 1979, changed its name to Trudy Toys Company, Inc. on December 5, 1979, changed its name to Trudy Corporation on March 27, 1984, and was re-incorporated as a Delaware corporation on February 25, 1987.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1999.

2.  Pending Merger with Futech Interactive Products, Inc.

As previously reported, in December 1998, Trudy signed a letter of intent to merge with Futech Interactive Products, Inc. On March 3, 1999 Trudy entered into a merger agreement with Futech. This merger agreement was subsequently renegotiated and replaced with a new merger agreement dated as of June 7, 1999 providing for the mergers of Trudy, Futech, Fundex Games, Ltd., DaMert Company and Janex International, Inc. into a newly incorporated Delaware company or a subsidiary thereof. Given the complexity of the merger arrangement and some difficulties on Futech's part in securing the necessary financing, the merger did not occur in late 1999 as expected. The Company has no assurance that the merger will occur and is presently reviewing alternative courses of action.


3.  Related Party Transactions

In June 1999, the Company began selling its products to Futech. Futech has assumed sales responsibility for the majority of the Company's trade accounts and acts as a distributor of the Company. Through December, sales to Futech for nine months fiscal year-to-date have totaled $839,255. Sales to Futech were made at discounts larger than those given to the Company's most favored customers. Due to the sales volume to Futech, the discounts negatively impact the Company's revenues and margins. Futech is also funding some of the Company's working capital needs and through December 31, 1999 has advanced $541,143 to the Company.

On May 28, 1999, Alice B. Burnham, a director of the Company and wife of the President, loaned the Company $140,000 to meet immediate cash needs. The note bears an interest rate of 8% and was to be paid on July 2, 1999 after a financing plan between the Company, Futech, and the Company's bank was to be developed. The loan remains unpaid, although interest payments are being made.

On October 5, 1999, Alice B. Burnham loaned the Company $180,000 to fund the postage for the Company's annual catalog mailing. The note bears an interest rate of 8% and was to be repaid on or before December 1, 1999 from mail order catalog sales receipts or other resources. As of February 11, 2000, the unpaid balance on this loan is $90,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS AND NET RESULTS

Trudy Corporation's revenues of $2,279,107 for the first nine months were $725,580 below sales for the same period last year. Since June 1999, the Company has sold its products to Futech, which is acting as a distributor. These sales were at discounts 15-20% greater than those given to the Company's most favored distributors. Sales to Futech through December 31, 1999 were $839,255 including those earmarked for warehouse clubs. Direct sales to warehouse clubs were $977,961 in the first nine months of the prior year.

A net loss of $421,483 for the first nine months of the year compares to a loss of $386,078 for the same period last year. Gross profit of $796,442 is down from $1,567,841 last year due to the lower level of sales and lower margins on sales to Futech. Selling, general, and administrative expenses of $1,203,096 are down from $1,811,394 last year, as Futech shared in the cost of the consumer catalog, personnel, and general overhead.

Revenues for the three months ended December 31, 1999 were $1,140,172, a decrease of $132,314 compared with the same period last year. Sales to Futech replaced direct sales to other trade segments. Consumer catalog sales of $552,357 were down $171,742 from the same period last year due to a one-month delay in mailing the catalog and a 15% decrease in the number of catalogs mailed.

A net loss of $25,022 for the three months ended December 31, 1999 compares to a net loss of $274,621 for the same period last year. Although gross margins were reduced due to the deep discounts on sales to Futech, Futech's sharing in the cost of the catalog reduced selling expense. The Company has also taken action to reduce headcount and administrative expenses. Other income increased to $28,789 from an expense of $12,371 last year. Last year, a retroactive charge of $40,000 for royalty sub-right expenses was recorded in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Futech and Trudy are parties to an agreement, dated March 3, 1999, which is an integral part of the June 7, 1999 merger agreement described in Note 2 to Financial Statements whereby Futech is to assist in providing the working capital needs of Trudy, if needed, to maintain sales momentum and assure that Trudy is not in default of its loan agreements. This agreement took effect on June 1, 1999 since the effective date of the merger had not occurred by then. The Company has been working closely with Futech which is to provide funds for immediate cash needs and to support sales. Management has no assurances that Futech currently has the financial resources to enable the Company's to meet its cash requirements.

In the absence of financial support from Futech, the ability of Trudy to continue as a going concern is seriously in doubt. On February 1, 2000, the Company sent a letter to its major suppliers informing them that it would work out a repayment schedule with each after March 1, 2000 when Futech's financial condition and plans are better known. Without further financial support from Futech, the Company will likely propose an extended payment schedule to each of its major suppliers depending on the ability of Futech and the Company to generate sales. In this regard, on February 1, 2000 the Company successfully renegotiated a lower discount rate on distributor sales to Futech that will increase the Company's prices by 27% on shipments to Futech.

CHANGE IN CHIEF FINANCIAL OFFICER

On December 17, 1999, Richard Saltz who had been the interim Chief Financial Officer and Secretary resigned his positions with the Company. He was replaced by William T. Carney. Mr. Carney had served as the Company's Chief Financial Officer and Secretary from March 23, 1998 until September 10, 1999 when he resigned from the Company to accept a position with another company.

YEAR 2000 COMPLIANCE STATUS

The Company experienced no adverse effects early in the year 2000 related to its computer or other operating systems. The Company is not aware of any such problems with any of its vendors. The Company is continuing to monitor for problems in the event that they occur and is prepared to take necessary corrective action.

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

o        the planned merger with Futech;

o        the implementation of our strategy;

o        the availability of additional capital;

o        variations in stock prices and interest rates; and

o        fluctuations in quarterly operating results;

We make no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

         PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits -

         27.  Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K

         On November 24, the Registrant filed Form 8-K with the SEC announcing that it had noted unusually high volume and swings in prices paid for its shares of Common Stock and that the terms of the previously announced merger with Futech Interactive Products, Inc. et al, were being reviewed with the Boards of Futech and the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRUDY CORPORATION
                                       (REGISTRANT)


Date:  February 11, 2000               By:  /s/ WILLIAM W. BURNHAM
       -----------------                    ------------------------------------
                                            William W. Burnham,
                                            Chairman and Chief Executive Officer