Form 10KSB
period 2000-03-31
TRUDY CORP
filed 2000-07-14
CIK 815098

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the year fiscal year ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For transition period from _______________ to ______________

                         Commission file number: 0-16056

                                TRUDY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   06-1007765
      ------------------------------                   --------------------
      (State or other jurisdiction                        (IRS Employer
      of incorporation or organization)                 Identification No.)

           353 MAIN AVENUE, NORWALK, CONNECTICUT      06851-1552
          ---------------------------------------     ----------
          (Address of principal executive offices)    (Zip Code)

                                 (203) 846-2274
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE
                         ------------------------------

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended March 31, 2000 were $2,476,252.

As of July 12, 2000, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $2,626,000. As of July 12, 2000, 350,187,249 shares of Common Stock, $.0001 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits filed with the Registration Statement on Form S-18 (File Number 33-14379B) are incorporated by reference into Item 13 of this report.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to certain risks and uncertainties including, without limitation, those indicated from time to time in our filings with the SEC. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates," or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Trudy Corporation, which does business under the name Soundprints, publishes children's storybooks and audiocassettes that are sold in conjunction with contract-manufactured educational toys to the retail, education, and mail order markets.

         In December 1998, the Company signed a letter of intent to merge with Futech Interactive Products, Inc. On March 3, 1999, the Company entered into a merger agreement with Futech. This merger agreement was subsequently renegotiated and replaced with a new merger agreement ("The Global Merger Agreement") dated June 4, 1999 providing for the mergers of the Company, Futech, Fundex Games, Ltd., DaMert Company, and Janex International, Inc. into a newly incorporated Delaware company ("New Futech"). The agreement covered the acquisition of all of the Common Stock of the Company for a purchase price of approximately $3,450,000, payable in a combination of New Futech Common Stock (valued at $3,000,000) and cash of approximately $450,000. In addition, New Futech was to repay certain loans to the Company by the President, William W. Burnham, and certain of his family members, approximating $800,000. The transaction was expected to close in the third quarter of 1999, but, due to the complexity of the transaction and New Futech's inability to raise the necessary capital, the merger did not occur.

         On February 21, 2000, the Company announced that Janex agreed in principle to purchase the Common Stock of the Company beneficially owned by the Burnham Family and Directors and employees of the Company amounting to approximately 228,730,000 shares or 64% of the issued and outstanding common stock of the Company. Consideration for the purchase was to have been $319,400 in cash and 348,436 shares of Janex Common Stock, valued for purposes of the transaction at $5.50 per share, representing an aggregate value of $1,916,400. Notes in the amount of approximately $1,700,000 held by the Burnham Family were to be paid at the closing or within twelve months of the closing. Janex also agreed to fund the ongoing working capital needs of the Company and to purchase the balance of the Company's Common Stock owned by the minority shareholders should the share price of the Common Stock have fallen below the Janex offer price to the majority shareholders for a 30 day period within 12 months of closing. This transaction was to have replaced at closing the Company's obligations under the merger agreement, dated June 4, 1999, among the Company, Futech, Janex, and the other parties. On May 4, 2000, the Company announced that Janex had entered into a definitive stock purchase and sale agreement to acquire control of the Company through the purchase of Common Stock of the Company beneficially owned by the Burnham Family, amounting to 182,412,000 shares or 52% of the issued and outstanding Common Stock of the Corporation. Consideration for the purchase would have been 920,000 shares of Janex Common Stock, valued for purposes of the transaction at $2.00 per share, representing an aggregate value of $1,840,000. Indebtedness owed by the Company to the Burnham Family in the amount of approximately $1,500,000 was to be paid at the closing through the issuance of additional Janex shares, also valued at $2.00 per share. Janex also agreed to pay $650,000 in cash to two members of the Burnham Family in liquidation of additional debt of the Corporation.

         However, on May 23, 2000, the Company announced that the Burnham Family and the Company had been informed by Janex that Janex wished to make substantial changes to the agreement. In view of the changes, which were materially unfavorable to the Company as well as the Burnham Family and the remaining shareholders of the Company, the Burnham Family had no choice but to consider the agreement terminated by Janex.

         The Company is reviewing various business alternatives in view of Janex's actions. On May 24, 2000, the Company retained Financial Technology Research Corporation ("FINTEK") to perform certain financial services, including assisting with the development of a business plan, designing and implementing an investor relations program, and improving the Company's access to capital markets. The Company agreed to grant to FINTEK upon the signing of the agreement 5,252,809 shares, or 1.5%, of the Company's outstanding Common Stock. On each of the next three three-month anniversaries of the agreement, the Company will grant to FINTEK warrants to purchase a number of shares of Common Stock equal to 2.5% of the number then issued and outstanding at an exercise price of $.03 per share for the first period, $.04 per share for the second period, and $.05 per share for the third period. As an alternative to the issuance of warrants, by mutual agreement between the parties, the Company may grant to FINTEK shares of Common Stock equal to 1.5% of the number then issued and outstanding at each of the three three-month anniversary dates.

PRODUCTS AND LICENSING

         The Company holds an exclusive license from the Smithsonian Institution to utilize the Smithsonian name through September 30, 2002, in connection with the sale of realistic wildlife plush toys and educational kits, storybooks, and audiocassettes. Since 1991, the Company has published a total of seventy-four titles in four different series under the Smithsonian license. Royalties are paid to the Smithsonian at the rate of 5.0% of net sales on all licensed products.

         The Company also held a license from The Nature Conservancy to develop a series of habitat books, toys, and audiocassettes. The first four titles in the habitat series were introduced in the spring of 1997. The orientation of the habitat series has been toward both the education and trade markets. Through December 1999, twelve Nature Conservancy titles have been published. The license from the Nature Conservancy expired in January 2000. The company will continue to publish in this series with companion plush toys under its own moniker, titled Soundprints Wild Habitats. The backlist titles will be converted over to this series indicia.

         Market reception of the Smithsonian and Nature Conservancy series has been extremely positive as a result of the perceived high value of the book and plush animal sets. Each year the Company introduces ten to fourteen new titles. In addition to titles in the Smithsonian and Nature Conservancy series, a non-licensed international series, combining books and dolls, was launched in the spring of 1999. Each storybook profiled a day in the life of children from a specific country, authored and illustrated by artists from the highlighted country. Each title is accompanied by a doll of the featured child sculpted in her true ethnicity. In the fall of 1999, a new series of photographic board books accompanied by soft cotton velour toys for toddlers was launched in cooperation with the Smithsonian Institution National Zoological Park.

MARKETING AND SALES

         The Company's products are sold to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and, except for the period up to May 2000 when Futech handled sales and distribution, 85 independent commissioned sale representatives. In addition, the Company mails a catalog directly to consumers, schools, and libraries and an in-house telemarketing staff receives and processes phone, Internet, and mail orders from these mailings. In June 1999, the Company transferred responsibility for trade sales and fulfillment to Futech Interactive, Inc.'s distribution center in Wisconsin in return for assistance in paying off the company's revolving credit facility with its bank and underwriting the company's working capital needs up through the closing of the Global Merger. Soundprints' inventory was sold to Futech at a deeper discount than it would sell to its most favored customers. In January 2000, Futech became unable to pay its open invoices to the Company and, consequently, the Company put Futech on a cash basis. Futech shipped very little merchandise to its customers for the five-month period through May 2000 and would not turn orders back to the Company. Sales suffered as a result. On May 24, 2000, the oral distribution arrangement with Futech was terminated and the Company regained control of distribution of its products. Total sales to Futech during the year were approximately $842,000 of which $269,000 remains unpaid. On June 26, 2000 the Company was notified that Futech has filed a voluntary petition under the provisions of Chapter 11 of the Bankruptcy Code.

         During the period over which Futech controlled retail sales, Soundprints initiated development of a growth area for the Company's products, the supplemental educational market. A house sales manager was retained to sell to educational distributors who take the Company's products into the classroom for use as supplemental teaching materials in reading and science. In addition, certain titles are purchased as subrights for distribution into school book clubs and book fairs.

MANUFACTURING AND PRODUCT DESIGN

         Plush and toy product design is done in "design rooms" managed by the Company's overseas contractors. Storybooks are created by free-lance authors and illustrators working under the direction of the Company's editorial and graphic design staff. Audio is produced by an award-winning sound designer overseen by the Company's editorial department.

         The Company produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. Approximately ninety percent of the toys are purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. The Company owns the design of each toy product (except for Smithsonian plush toys which are co-trademarked with Smithsonian Institution) and actively manages the design of new products. The Company believes that production could quickly be transferred to other companies in China, Bangladesh, and Sri Lanka if production were not available from the vendor in China or if more favorable pricing became available elsewhere. Books are purchased from a U.S. company which subcontracts production to various printers in Asia. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to large customers. Audiocassettes are duplicated locally. Delivery has been satisfactory from all suppliers.

GOVERNMENTAL REGULATIONS

         The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. Those laws empower the Consumer Products Safety Commission (the "CPSC") to protect children from hazardous products. The CPSC has the authority to exclude from the market articles that are found to be hazardous and can require a manufacturer to repurchase such products under certain circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company endeavors to comply with all applicable regulations.

COMPETITION

         Management believes the Company is the leading supplier of licensed, realistic plush toys packaged with an educational book and audiocassette. The Company is not aware of any direct competitors in this market, although there are a few publishers who compete by combining plush toys with single titles of children's classic books. The Company believes that its competitive advantages are its unique editorial genre, its superior design, and the perceived high quality of its products relative to the retail price, in addition to the license with the Smithsonian Institution.

EMPLOYEES

         As of March 31, 2000, the Company had eleven full-time and two part-time employees, all in its Norwalk facility, consisting of seven persons in sales and administration, three in shipping and handling, and three in editing and graphic design. The Company utilizes the services of a chief financial officer and a senior editor on a contractual basis. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area and to handle in-bound telemarketing for the direct response business.

         The Company's ability to design, manufacture, market, and sell products depends largely upon its ability to attract and retain highly skilled personnel, particularly in the product design, publishing, and sales areas. The Company has continued to upgrade positions in editorial and sales management to further improve the quality and distribution of its products and their value to the customer.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases warehouse and administrative facilities in a 27,000 square foot building at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 50 miles east of New York City. This facility, first occupied by the Company in July 1996, is owned by a partnership comprised of the Company's President, a former Director and Officer, and a current Board Member. The property was purchased and financed independently of the Company.

         The lease, which runs to 2004, provides for annual rent which is representative of the local market today and holds the Company responsible for payment of taxes and utilities as well as rent. The Company believes that its facilities are adequate for all of its foreseeable requirements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the OTC Bulletin Board under the symbol "TRDY."

         The price of the Company's Common Stock as of July 12, 2000 was $.0205 per share. The prices presented are bid quotations, as reported by NASDAQ, that reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions:

                                                     Common Stock Price
                                                     ------------------
                                                     High           Low
                                                     ----           ---
        YEAR ENDED MARCH 31, 2000
               First Quarter                       $0.0012        $0.0002
               Second Quarter                       0.001          0.0005
               Third Quarter                        0.03           0.0005
               Fourth Quarter                       0.18           0.002

Trading activity in 1999 was limited and sporadic. The Company believes that the share price was in the range of $.001 per share throughout the year.

         As of March 31, 2000, there were approximately 1,473 stockholders of record.

         Since its organization, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors including future earnings, capital requirements, and the financial condition of the Company.

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

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         Net Sales. Net sales for the year ended March 31, 2000 were $2,476,252 compared with $3,390,884 for the year ended March 31, 1999. In 1999, sales to the warehouse clubs were $978,000; in 2000, sales to the warehouse clubs were controlled and reported by Futech. Direct mail catalog sales decreased to $625,000 in 2000 from $961,000 in 1999. In 2000, the direct mail catalog was developed in conjunction with Futech which retained creative control. Futech delayed the mailing of the catalog until the first week in November. As a result, the catalog was not able to generate its full Christmas season sales potential. Sales in all other distribution channels were $1,009,000 in 2000 compared with $1,452,000 in 1999. However, sales and distribution responsibilities were transferred to Futech during the year. Futech purchased the Company's inventory at deep discounts. In January 2000, due to Futech's inability to pay for the Company's inventory, customer trade orders were shipped only sporadically through May 2000, when the Company regained distribution of its products. Sales directly to Futech were $842,000 in 2000.

         Cost of Sales. Cost of sales of $1,869,549 decreased from $2,168,685 in the prior year, primarily because of the lower level of sales volume. In percentage terms, cost of sales increased to 75.5% from 64.0%. Although the Company took significant actions to reduce costs in 2000, the higher percentage is the result of higher than average discounts on sales to Futech, the decline in higher margin direct mail catalog sales, and certain fixed costs. Amortization of product development costs decreased to 90,000 in 2000 from $296,000 last year. A write-down of slow-moving inventory by an additional $250,000 was taken in 2000 compared with $205,000 in 1999.

         Selling, General, and Administrative Expense. Selling, general, and administrative expenses decreased to $1,623,038 in 2000 from $2,355,787 in 1999. The lower level of spending is the result of lower commission and royalty expenses associated with lower sales volume, lower catalog expenses due to the joint development of the catalog with Futech, and reductions in personnel and other discretionary expenses made in face of lower volume levels.

         Depreciation Expense. Depreciation expense increased to $24,097 in 2000 from $22,175 in the prior year. The increase reflects the full year effect of depreciation on assets, primarily computer systems acquired in 1999. There were no significant capital investments in 2000.

         Income/(Loss) from Operations. Income/(loss) from operations was a loss of $1,040,432 compared with a loss of $1,155,763 in the prior year.

         Interest Expense. Interest expense increased to $138,056 in 2000 from $111,604 last year as a result of higher borrowing needed to fund working capital requirements and operating losses.

         Other Income. Other income of $134,617 in 2000 increased from $34,134 in the prior year primarily because of higher royalty income.

         Net Income/(Loss). A net loss of $1,043,871 for the year ended March 31, 2000 compares favorably to a loss of $1,611,233 in the prior year. In addition to the changes discussed above, the increase is also the result of the write-off of $378,000 of deferred tax assets in 1999.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         Net Sales. Net sales for the year ended March 31, 1999 were $3,390,884 as compared with net sales of $4,977,599 for the year ended March 31, 1998. Sales to warehouse clubs, the largest distribution channel, were down $775,443 or 44% to $977,961 due to the clubs' decision to purchase more conservatively and minimize inventory carryover. Direct response sales of $961,624 were $269,554, or 22%, lower than last year. Catalog marketers in general experienced reduced buying early in the pre-holiday season (September) due to financial market uncertainty. Sales of $671,946 to bookstores and specialty retailers were down $492,101 or 42% from last year as the number of independent bookstores continues to decline and specialty stores have become more selective in their purchases. Sales to schools and education wholesalers continue to increase as a result of the Company's decision to target its direct marketing toward this growing market segment.

         Cost of Sales. Cost of sales of $2,168,685 decreased from $2,730,401 in the prior year, primarily because of the lower level of sales volume. In percentage terms, cost of sales increased to 64.0% from 54.9%. The higher percentage is the result of the acceleration of amortization of product development costs and increased reserves for inventory obsolescence in 1999.

         Selling, General, and Administrative Expense. Selling, general, and administrative expenses increased to $2,355,787 from $2,168,322. The increase is the result of the accelerated write-off of royalty advances, the recording of sub-right royalty expenses, and the write-off of a computer operating system purchased in December 1997 because it was determined that the new system did not meet the Company's requirements. Lower royalty and sales commission expenses resulting from lower revenue were offset by the higher cost of a larger consumer catalog mailing.

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

LIQUIDITY AND CAPITAL RESOURCES

         In March 1998, the Company renewed a revolving line of credit of $1,200,000 and obtained a four-year term loan of $250,000, both from First Union National Bank. In March 1999, the Company negotiated an extension of the line of credit through June 15, 1999 in anticipation of Futech obtaining funding to pay the First Union obligations by then. On May 13, 1999, First Union notified the Company that it was in default of certain loan covenants. The balance on the two loans at the time totaled $984,111. Through September 30, 1999, the Company made payments on the loans from proceeds of the sale of product to Futech. The total balance of the loans was reduced to $632,212. On September 30, 1999, William and Alice Burnham borrowed $650,000 from Wilmington Trust Company. This loan is secured by personal assets of the Burnhams. The proceeds of this loan were used to pay the First Union loans.

         On May 28, 1999, Alice Burnham, a director of the Company and wife of the President, loaned the Company $140,000 to meet immediate cash needs. The note bears an interest rate of 8% and was to be repaid by July 2, 1999. On October 12, 1999, Alice Burnham loaned the Company an additional $180,000 to finance the fall consumer catalog. This loan also bears an interest rate of 8%.

Principal payments totaling $90,000 in October and December reduced the balance on the first loan of $140,000 to $50,000. As of June 30, 2000, the Company owes Alice Burnham $241,301, which includes accrued interest. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         In March of 2000, William W. Burnham loaned the Company $80,000 to meet immediate cash needs. Two notes of $30,000 and $50,000 bear an interest rate of 8% and are due on October 1, 2000. Through June 30, 2000, Mr. Burnham has made additional loans to the Company totaling $305,000 on the same terms. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Accounts receivable were $533,759 on March 31, 2000 compared with $246,049 on March 31, 1999. Of the March 31, 2000 balance, $467,684 is owed by Futech. The decrease in accounts receivable (excluding those of Futech) is due to lower sales volume in the last quarter of the fiscal year compared with last year. Inventory levels were $1,213,813 on March 31, 2000 compared to $1,501,204 on March 31, 1999. The reserve for inventory obsolescence was increased by $250,000 to $505,000.

         The Company continues to experience a severe working capital deficiency and negative cash flow. The Company has had limited receipts from sale of its product and is unable to fully meet its financial obligations as they become due. As of June 30, 2000, the Company's indebtedness to its vendors was approximately $610,000. The Company has been funded by a principal shareholder-officer and another shareholder and had been funded in 2000 by Futech Interactive Products, Inc.

         The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing license agreements and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales, a future merger partner, and its ability to borrow money, albeit not at past levels, from its shareholders will be sufficient to allow the Company to continue in operation.

IMPACT OF YEAR 2000

         In the past, the Company has discussed the nature and progress of its plans to become Year 2000 ready. During the past fiscal year, the Company completed its testing and remediation of its systems. The Company experienced no significant disruptions in information technology and other systems and believes that those systems successfully responded to the Year 2000 date change. Costs associated with remediating the systems were immaterial. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products or services of third parties. The Company will continue to monitor its computer applications and those of its suppliers to ensure that any latent Year 2000 matters that may arise are promptly addressed.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included in this Annual Report on Form 10-KSB beginning on Page F-1:

         Independent Auditors' Reports
         Balance Sheet, March 31, 2000
         Statement of Operations, years ended March 31, 2000 and 1999 Statements of Shareholders' Equity (Deficit) Statements of Cash Flows, years ended March 31, 2000 and 1999 Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported in the Company's Current Report on Form 8-K dated March 31, 2000, the Company's Board of Directors approved the engagement of Abrams and Company, P.C. as its independent auditor for the fiscal year ending March 31, 2000 to replace the firm of Ernst & Young LLP, which was dismissed as auditor of the Company effective March 29, 2000. Abrams and Company, P.C. was the Company's auditor in the years prior to 1999.

         The report of Ernst & Young LLP on the Company's financial statements for the past fiscal year did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. In connection with the audit of the Company's financial statements for the fiscal year ended March 31, 1999, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to these matters in their report. The Company requested Ernst & Young LLP to furnish the Company with a letter addressed to the Securities Exchange Commission stating whether it agrees with the above statements and such letter was furnished.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

         The directors and executive officers of the Company as of July 12, 2000 are as follows:

         NAME                    AGE    POSITION

         William W. Burnham       58    Chairman of the Board of Directors,
                                        President, and Chief Executive Officer
         Alice B. Burnham         53    Director

         Peter D. Nalle           52    Director

         Fred M. Filoon           58    Director

         William T. Carney        46    Chief Financial Officer and Secretary


         William W. Burnham has been President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since 1979. He served as Group Director of Marketing at Pepsico, Inc. from 1976 to 1979. From 1972 to 1976, Mr. Burnham served as the Director of Advertising and Sales Promotion at Vlasic Foods. Mr. Burnham graduated from Trinity College and received an M.B.A. degree from Columbia University.

         Alice B. Burnham has served as a director of the Company since 1994. As a major shareholder and wife of Mr. Burnham, she had long been familiar with the workings of the Company. Mrs. Burnham manages her own interior design business in New Canaan, Connecticut and is active in civic and professional affairs. Mrs. Burnham graduated from Briarcliff College.

         Fred M. Filoon has served as a director of the Company since 1993. Mr. Filoon has over thirty years of experience in the investment and financial community having worked for Donaldson, Lufkin & Jenrette and Morgan Stanley. He is presently a partner with Cramer, Rosenthal & McGlynn. Mr. Filoon graduated from Bowdoin College.

         Peter D. Nalle has served as a director of the Company since 1996. Mr. Nalle has many years of experience in the publishing industry having worked for McGraw-Hill, Lippincott, and Simon & Schuster. He was Chief Operating Officer of Grolier, Inc. from 1994 to 1996. He is presently a private investor and business adviser. Mr. Nalle graduated from Brown University.

         William T. Carney was named Vice President and Chief Financial Officer of the Company in March 1998. In September 1999, Mr. Carney resigned his position with the Company, but returned in December 1999 as an independent consultant to serve as Chief Financial Officer and Secretary. He previously held financial management positions with Pechiney/American National Can and Ford Motor Company. Mr. Carney graduated from Dartmouth College and received an M.B.A. degree from the Wharton School of the University of Pennsylvania.

ITEM 10. EXECUTIVE COMPENSATION

         In 1999 no employee of the Company received compensation exceeding $100,000. William W. Burnham, the President and Chief Executive Officer, received cash compensation totaling $85,171.

         On September 15, 1999, the Board of Directors of the Company approved the grant of shares of Common Stock to certain Directors, Officers, and employees of the Company to fulfill the Company's compensation arrangements with these individuals. On January 31, the Board approved grants of Common Stock to two additional employees. In total, 18,800,000 shares of Common Stock was issued as follows:

Name                                   Number of Shares of Common Stock Granted
----                                   ----------------------------------------

William W. Burnham                      4,000,000
Alice B. Burnham                        1,750,000
Fred M. Filoon                          1,750,000
Peter D. Nalle                          1,750,000
William T. Carney                       4,000,000
Other employees                         5,550,000
                                       ----------
        Total Shares Granted           18,800,000

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

         As of March 31, 2000, 8,015,000 shares were subject to outstanding options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of July 12, 2000, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

--------------------------------------------------------------------------------

                                 Common Stock
Name                             Beneficially Owned(1)      Percent of Class
--------------------------------------------------------------------------------

William W. Burnham(2)(3)(4)        110,242,000                    30.8%
--------------------------------------------------------------------------------

Alice B. Burnham(2)(3)(5)           63,250,000                    17.7%
--------------------------------------------------------------------------------

Peter B. Burnham
216 Hardwick Road
Petersham, MA                       31,920,000                     8.9%
--------------------------------------------------------------------------------

Fred M. Filoon (3)(6)                4,750,000                     1.3%
--------------------------------------------------------------------------------

Peter D. Nalle (3)                   2,250,000                     0.6%
--------------------------------------------------------------------------------

William T. Carney (3)                4,000,000                     1.1%
--------------------------------------------------------------------------------

All Directors and Officers
as a group (5 persons)             184,492,000                    51.5%
(4)(5)(6)(7)
--------------------------------------------------------------------------------

1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company's Common Stock shown as beneficially owned by them.

2)  Husband and wife.

3) The address of each of these individuals is c/o Trudy Corporation, 353 Main Avenue, Norwalk, Connecticut 06851-1552.

4) Includes 2,000,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

5) Includes 1,000,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

6) Includes 3,000,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

7) Includes 6,000,000 shares of Common Stock issuable upon exercise of immediately exercisable options.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Main Avenue property leased by the Company is owned by a Connecticut limited liability corporation, Noreast Management LLC, which is owned jointly by William W. Burnham, the President and Chief Executive Officer of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company.

         In previous years, the Company had borrowed an aggregate of $454,729 from William W. Burnham, Peter B. Burnham, and members of their families. The loans bear interest at the rate of 10% per annum. On March 31, 1987, the note holders contributed to the Company's capital an aggregate of $374,205 of these notes payable. The balance of $80,525 in demand loans was converted to five-year term loans with an interest rate of 10%. Interest accruals have increased the indebtedness to $186,200 as of June 30, 2000.

         As of March 31, 1999, the Company had borrowed a total of $644,583 (including accrued interest) from William W. Burnham. This total is comprised of promissory notes that bear interest at the rate of 8% or 12% per annum. The notes are secured with a pledge of all of the Company's inventory, accounts receivable, and equipment. The aggregate balance of these loans, as of June 30, 2000, was $682,103.

         On May 28, 1999, Alice Burnham, a director of the Company and wife of the President, loaned the Company $140,000 to meet immediate cash needs. The note bears an interest rate of 8% and was to be repaid by July 2, 1999. On October 12, 1999, Alice Burnham loaned the Company an additional $180,000 to finance the fall consumer catalog. This loan also bears an interest rate of 8%. Principal payments totaling $90,000 in October and December reduced the balance on the first loan of $140,000 to $50,000. As of June 30, 2000, the Company owes Alice Burnham $241,301, which includes accrued interest.

         In March of 2000, William W. Burnham loaned the Company $80,000 to meet immediate cash needs. Two notes of $50,000 and $30,000 bear an interest rate of 8% and are due on October 1, 2000. Through June 30, 2000, Mr. Burnham has made additional loans to the Company, on the same terms. The total due, including accrued interest, as of June 30, 2000 on all loans made by Mr. Burnham since March 2000 is $390,748.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

3c. By-laws of Company

3d. Certificate of Incorporation of Norwest Manufacturing Company

3e. Certificate Amending Certificate of Incorporation of Norwest Manufacturing
    Company dated December 5, 1979

3f. Certificate Amending Certificate of Incorporation of Trudy Toys Company,
    Inc. dated March 27, 1984


REPORTS ON FORM 8-K

Current Reports on Form 8-K dated February 25, 2000; March 6, 2000; March 31, 2000; May 5, 2000; and May 24, 2000.

            Report of Abrams and Company, P.C., Independent Auditors

To The Stockholders
Trudy Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheet of Trudy Corporation as of March 31, 2000, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a deficiency in working capital, and a deficiency in net assets and has continued to experience a significant decline in revenues. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Notes 1 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ ABRAMS AND COMPANY, P. C.
                                    ----------------------------------------
                                    Abrams and Company, P.C.
                                    Melville, NY
                                    June 13, 2000, except as to Note 5c, the
                                    date of which is June 22, 2000

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Trudy Corporation

We have audited the accompanying statements of operations, shareholders' deficit, and cash flows of Trudy Corporation for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1 to the financial statements, the Company's operating loss, and deficiency in net assets, raises substantial doubt about its ability to continue as a going concern. Management's plans as to those matters are also described in Note 1. The March 31, 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ ERNST & YOUNG LLP
                                    --------------------------------
                                    Ernst & Young LLP

Phoenix, Arizona
June 11, 1999


                                Trudy Corporation

                                  Balance Sheet

                                 March 31, 2000

ASSETS
Current assets:
   Cash and cash equivalents                                                $    20,638
   Accounts receivable, net of allowance for doubtful accounts of $16,959       533,759
   Inventories, net                                                           1,213,813
   Prepaid expenses and other current assets                                     10,920
                                                                            -----------
     Total current assets                                                     1,779,130
                                                                            -----------

   Equipment, net                                                                93,043
   Pre-publication costs and royalty advances                                   204,530
                                                                            -----------
     Total assets                                                           $ 2,076,703
                                                                            ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                    $   918,431
   Advances from Futech Interactive Products, Inc.                              541,143
   Notes payable to shareholder - officer                                     1,356,322
   Notes payable - related party                                                230,000
                                                                            -----------
     Total current liabilities                                                3,045,896

Notes payable to related parties                                                183,305

Shareholders' deficit:
   Common stock: $.0001 par value:
     Authorized shares - 850,000,000
    Issued and outstanding shares - 350,187,249                                  35,019
   Additional paid-in capital                                                 4,073,772
   Accumulated deficit                                                       (5,261,289)
                                                                            -----------
Total shareholders' deficit                                                  (1,152,498)
                                                                            -----------
Total liabilities and shareholders' deficit                                 $ 2,076,703
                                                                            ===========

          See accompanying summary of accounting policies and notes to financial statements

                                Trudy Corporation

                            Statements of Operations

                                                     Year Ended March 31,
                                               ------------------------------
                                                    1999             2000
                                               -------------    -------------

Net sales                                      $   3,390,884    $   2,476,252
Cost of sales                                      2,168,685        1,869,549
                                               -------------    -------------
Gross profit                                       1,222,199          606,703

Operating expenses:
  Selling, general and administrative              2,355,787        1,623,038
  Depreciation and amortization                       22,175           24,097
                                               -------------    -------------
Income (loss) from operations                     (1,155,763)      (1,040,432)
Other income (expense):
  Interest expense                                  (111,604)        (138,056)
  Other income                                        34,134          134,617
                                               -------------    -------------
Net loss before income taxes                      (1,233,233)      (1,043,871)
Income tax provision                                (378,000)              --
                                               -------------    -------------
Net loss                                       $  (1,611,233)   $  (1,043,871)
                                               =============    =============

Net loss per share:
  Basic and diluted                            $       (0.00)       $ ( 0.00)
                                               =============    =============

Weighted average shares used in computation:
Basic and diluted                                331,222,249      340,583,082
                                               =============    =============


          See accompanying summary of accounting policies and notes to financial statements

                                            Trudy Corporation

                                   Statement of Shareholders' Deficit


                                     Common Stock             Additional                       Total
                             ----------------------------      Paid-in      Accumulated     Shareholders'
                                Shares          Amount         Capital        Deficit          Deficit
                             ------------    ------------    ------------   ------------    ------------

Balance at April 1, 1998      331,222,249    $     33,123    $  4,056,636   $ (2,606,185)   $  1,483,574
           Net loss                                                           (1,611,233)     (1,611,233)
                             ------------    ------------    ------------   ------------    ------------
Balance at March 31, 1999     331,222,249          33,123       4,056,636     (4,217,418)       (127,659)
                             ------------    ------------    ------------   ------------    ------------


Common stock issued           18,965,000           1,896          17,136                         19,032
           Net loss                                                          (1,043,871)     (1,043,871)
                             ------------    ------------    ------------   ------------    ------------
Balance at March 31, 2000    350,187,249    $     35,019    $  4,073,772   $ (5,261,289)   $ (1,152,498)
                             ============    ============    ============   ============    ============

          See accompanying summary of accounting policies and notes to financial statements

                                Trudy Corporation

                            Statements of Cash Flows

                                                                      Year Ended March 31,
                                                                  --------------------------
                                                                      1999           2000
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(1,611,233)   $(1,043,869)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Provision (benefit) from sales returns                            30,000        (25,000)
     Depreciation                                                      22,175         24,097
     Amortization of pre-publication costs and royalty advances       140,121        155,892
     Loss on disposal of property and equipment                        53,080             --
     Write down of pre-publication costs and royalty advances         199,901          3,686
     Provision for losses on accounts receivable                       33,596          4,697
     Provision for slow moving inventory                              205,000        250,000
     Stock grants issued for services                                      --         18,800
     Deferred income taxes                                            378,000             --
      Changes in operating assets and liabilities:
       Accounts receivable                                             42,253       (292,407)
       Inventories                                                   (131,303)        37,391
       Prepaid expenses and other current assets                       54,888         39,922
       Accounts payable and accrued expenses                          152,520        465,735
                                                                  -----------    -----------
Net cash used in operating activities                                (431,002)      (361,056)

INVESTING ACTIVITIES
Purchases of equipment                                                (59,671)        (2,955)
Pre-publication and royalty advances, net                            (165,688)      (158,896)
                                                                  -----------    -----------
Net cash used in investing activities                                (225,359)      (161,851)

FINANCING ACTIVITIES
Net proceeds (payments) on short-term borrowings                      706,637       (240,349)
Increase in long-term debt                                                 --         11,897
Repayment of loans - long-term                                        (49,652)            --
Proceeds from exercise of common stock grants                              --            230
Proceeds from related party                                                --        230,000

Advances from Futech Interactive Products, Inc.                            --        541,143
                                                                  -----------    -----------
Net cash provided by financing activities                             656,985        542,921

Net increase in cash and cash equivalents                                 624         20,014

Cash and cash equivalents at beginning of year                             --            624
                                                                  -----------    -----------
Cash and Cash Equivalents At End of Year                          $       624    $    20,638
                                                                  ===========    ===========

Cash paid for interest                                            $    78,027    $    75,926
Cash paid for income taxes                                                 --             --


          See accompanying summary of accounting policies and notes to financial statements

                                Trudy Corporation

                          Notes to Financial Statements

1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Trudy Corporation (Company) designs, manufactures and markets plush stuffed animals and publishes children's books and audiocassettes for sale to both retail and wholesale customers, both domestically and internationally. All Company product is sold under the trade name of Soundprints.

BASIS OF PRESENTATION

The Company has incurred significant operating losses in the past three years and has a deficiency in working capital, and a deficiency in net assets, and has continued to experience a significant decline in revenues from $4,977,599 in 1998 to $3,390,884 in 1999 and $2,476,252 in 2000. The Company has been funded by a principal shareholder - officer and another shareholder and had been funded in 2000 by Futech Interactive Products, Inc.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing license agreements and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales and, or a future merger partner and its ability to borrow money, albeit maybe not at the past levels, from its shareholders will be sufficient to allow the Company to continue in operation.

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

                                Trudy Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from customers and amounts due from Futech Interactive Products, Inc. ("Futech").

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

EQUIPMENT

Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from five to seven years for machinery and equipment, and furniture and fixtures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses notes payable, and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair market value based on the market interest rates available to the Company for debt of similar risk and maturities.

REVENUE

The Company recognizes revenue upon shipment of the product to the customer, with appropriate allowances made for estimated returns and uncollectible accounts.

                                Trudy Corporation

1.   ACCOUNTING POLICIES (CONTINUED)

The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian"). Sales with the Smithsonian name approximated 80 percent and 57 percent of net sales in the years ended March 31, 1999 and 2000, respectively.

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

The Company periodically issues shares of its common stock to employees. Shares issued for services are valued at the Company's estimate of fair value of the common stock at the date of issuance.

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

                                Trudy Corporation

1.   ACCOUNTING POLICIES (CONTINUED)

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

Advertising expense was approximately $58,000 and $1,900 for the years ended March 31, 1999 and 2000, respectively.

2.   INVENTORIES

Inventories consist of the following:

                                                    March 31,
                                                      2000
                                                   -----------
            Raw materials                          $    57,219
            Finished goods                           1,661,594
                                                   -----------
                                                     1,718,813
            Reserve for slow-moving inventory          505,000
                                                   -----------
                                                   $ 1,213,813
                                                   ===========

                                Trudy Corporation

2.   INVENTORIES (CONTINUED)

The changes in the Company's reserve for slow-moving inventory is as follows:

            Balance at April 1,1999                $   255,000
            Reduction in reserve                       (66,257)
            Additions                                  316,257
                                                   -----------
            Balance at March 31, 2000              $   505,000
                                                   ===========

3.   EQUIPMENT

Equipment consists of the following:

                                                    March 31,
                                                      2000
                                                   -----------
            Machinery and equipment                $   158,021
            Furniture and fixtures                      24,628
                                                   -----------
                                                       187,649
            Accumulated depreciation                   (89,606)
                                                   -----------
                                                   $    93,043
                                                   ===========

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                    March 31,
                                                      2000
                                                   -----------

            Accounts payable                       $   557,904
            Accrued royalties                          242,424
            Accrued interest                            72,033
            Other                                       46,070
                                                   -----------
                                                   $   918,431
                                                   ===========

                                Trudy Corporation

5.   TRANSACTIONS AND BALANCES WITH FUTECH INTERACTIVE PRODUCTS INC.

(a) The Company was a party to a global merger agreement dated June 4, 1999 with Futech Interactive Products, Inc. ("Futech") and certain other companies and shareholders thereof. In addition to other provisions included in the terms of the merger, Futech agreed to provide working capital advances to the Company, additional amounts necessary to assure that the Company was not in default under any of its loan agreements, and to reimburse the Company for certain of its legal and accounting fees. However, management had no assurances that Futech had the financial resources to honor this agreement. Futech also agreed to repay certain loans and interest payable to the Company's president and his family. The merger was subject to closing conditions, including shareholder approval. The Company was depending upon additional financial resources that it expected to receive from Futech.

     In a letter agreement dated March 3, 1999 certain terms, detailed below, subsequently became an integral part of the aforementioned Agreement and Plan of Merger between Futech and the Company. These terms explained the timetable for financing the merger and Futech's assistance with the Company's working capital needs in the event of a delay in the closing of the merger:

        o The proxy solicitation materials and registration statement prepared for use in connection with Trudy's meeting of shareholders will be filed as promptly as practical with the SEC, which filing will not be later than April 13, 1999. Futech would retain and compensate counsel of its own choosing to prepare, these documents subject to the review of the Company's (Trudy) counsel, compensation for which would be pre-agreed.

        o If the effective date of the merger had not occurred by June 1, 1999, Futech would assist in providing the working capital needs of Trudy, if needed, to maintain sales momentum until the closing and to assure that it is not in default under any of its loan agreements including its borrowings from First Union.

Subsequently, Trudy replaced the First Union loan with another bank. Such new bank loan was replaced by the shareholder-officer on February 8, 2000.

The Global merger agreement was terminated, effective December 1, 1999. Such termination agreement provided that:

        o None of the parties shall have any further liability, or obligation arising out of the merger agreement.

                                Trudy Corporation

5.   TRANSACTIONS AND BALANCES WITH FUTECH INTERACTIVE PRODUCTS INC. (CONTINUED)

        o The rights and obligations of the parties under such agreement were hereby terminated and each party hereby forever releases and discharges each other party from any and all obligations, claims, liabilities, damages, expenses and costs relating to the merger agreement and the transactions contemplated thereby, provided. However, that Futech's release of Trudy and its stockholder and Trudy and its stockholder's release of Futech shall not be effective until Janex (see Janex International Inc. Acquisition) completes its acquisition of a majority interest in Trudy.

(b) In connection with the above and other transactions with Futech, the following balances are reflected as of March 31, 2000.

     Included in accounts receivable:

            Trade receivables from sales of inventory to
              Futech at reduced prices                        $   268,953
            Reimbursable expenses related to merger               198,731
                                                              -----------
                Total included in accounts receivable             467,684

            Included in accounts payable for inventory
              purchases from Futech                                27,069
            Advances from Futech Interactive Products, Inc.       541,143
                                                              -----------
              Total obligations                                   568,212
                                                              -----------
                  Net                                         $   100,528
                                                              ===========

The Company's sales to Futech approximated $842,000, or 34% of the Company's sales for the year ended March 31, 2000.

(c) On June 22, 2000, Futech filed for protection under chapter 11 of the Bankruptcy Code.

                                Trudy Corporation

6.   NOTES PAYABLE

Notes Payable to Shareholder - Officer

Notes payable to shareholder officer consist of the following:

                                                              March 31,
                                                                2000
                                                            ------------

            $365,387 in aggregated promissory notes at
             interest rates varying between 8 to 12
             percent. Note terms have passed and
             payments are made as cash flows permit.
             Notes are collateralized by cash, accounts
             receivable, inventory, and furniture and
             fixtures.                                      $   287,422

            $28,900 promissory note to the president,
             collateralized by cash, accounts
             receivable, inventory, and furniture and
             fixtures, payable in total including 8
             percent interest (in default).                      28,900

            $310,000 promissory note collateralized by
             cash, accounts receivable, inventory and
             furniture and fixtures, payable in total
             including 8 percent interest (in default).         310,000

            $50,000 promissory note collateralized by
             cash, accounts receivable, inventory and
             furniture and fixtures, payable in total
             including 8 percent interest on October
             1, 2000.                                            50,000

            $30,000 promissory note collateralized by
             cash, accounts receivable, inventory and
             furniture and fixtures, payable in total
             including 8 percent interest on October 1,
             2000.                                               30,000

            $650,000 demand note payable in total
             including 6.885 percent interest                   650,000
                                                            -----------
                                                            $ 1,356,322
                                                            ===========

                                Trudy Corporation

6.   NOTES PAYABLE (CONTINUED)

Notes payable to Related Parties

Notes payable to related parties consist of the following:

(a)  Notes payable to shareholder

                                                              March 31,
                                                                2000
                                                            ------------

            (1) $180,000 loan payable to shareholder
                at 8 percent interest (in default) -
                collateralized by assets of the Company.    $   180,000

            (2) $50,000 loan payable to shareholder at
                8 percent interest (in default).                 50,000
                                                            -----------
                                                            $   230,000
                                                            ===========

(b)  Family Loan

            $101,326 family loan plus interest of
            $81,979 at 10 percent interest, non-
            compounding.  There are no established
            repayment terms.                                $   183,305
                                                            ===========

7.   CONCENTRATIONS AND CREDIT RISK

(a)  Sales

     The Company's largest customer in 1999 approximately 28.8 percent of net sales. No sales were made to such customer in 2000.

(b)  Cost of Sales

     The Company produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. Approximately 90% (approximating $483,000) of the toys are purchased from one vendor in China in 1999. In 2000 the Company purchased 80% (approximating $412,000) of its toys from the same vendor in China and purchased an additional 20% (approximating $102,000) of its toys from a vendor in Sri Lanka. Trudy has other qualified sources of supply from which it has purchased in the past.

                                Trudy Corporation

7.   CONCENTRATIONS AND CREDIT RISK (CONTINUED)

Trudy owns the design of each existing toy product (except for Smithsonian plush toys which are co-trademarked with Smithsonian Institution) and actively manages the design of new products. Trudy believes and demonstrated in 2000 that production could quickly be transferred to other companies in China, Bangladesh, and Sri Lanka if production were not available from the vendor in China, or if more favorable pricing became available.

Books are purchased from a U.S. company which subcontracts production to various printers in the Far East. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally.

8.   INCOME TAXES

The Company's provision for income taxes consists of the following:

                                                             March 31,
                                                   ---------------------------
                                                       1999            2000
                                                   -----------     -----------
            Current - State                        $        --     $         0
            Deferred - Federal                         378,000               0
                                                   -----------     -----------
                                                   $   378,000     $         0
                                                   ===========     ===========

The provision for income tax differs from the U.S. federal statutory rate as follows:

                                                             March 31,
                                                   ---------------------------
                                                       1999            2000
                                                   -----------     -----------

            Income tax provision (benefit) at
              statutory rate                          (34.0)%         (34.0)%
            Net operating loss for which no
              current benefit has been taken           34.0            34.0
            Establishment of valuation reserve for
              deferred tax assets                      30.7              --
                                                   -----------     -----------
            Income tax provision                       30.7%              0%
                                                   ===========     ===========

                                Trudy Corporation

8.   INCOME TAXES(CONTINUED)

The deferred tax assets consist of the following:

                                                       March 31,
                                                         2000
                                                     -----------

     Reserves and accruals                           $    21,000
     Net operating loss carryforwards                  1,434,000
                                                     -----------
     Total gross deferred tax assets                   1,455,000
     Less valuation allowance                         (1,455,000)
                                                     -----------
                                                     $        --
                                                     ===========

The Company has a net operating loss carryforwards approximating $4,600,000 and expires as follows:

                    2004               $  450,000
                    2005                  157,000
                    2006                1,246,000
                    2007                  324,000
                    2008                  258,000
                 There after            2,165,000
                                       ----------
                                       $4,600,000
                                       ==========

The realization of the Company's deferred tax assets is dependent on future profits, which are not assured, accordingly, a valuation allowance equal to the net deferred tax assets has been provided at March 31, 2000. The valuation allowance for deferred tax assets increased by $142,000 and $565,000 during the year ended March 31, 2000 and 1999, respectively, due to the establishment of valuation reserves against all net deferred tax assets.

9.   STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1987 Stock Option Plan ("the Plan"). No further options may be granted under the Plan. Existing options expire upon the earlier of employee termination or ten years from the date of grant. Options outstanding have exercise prices from $0.001 to $0.002 and have a weighted average remaining life of 65 months.

                                Trudy Corporation

9.   STOCK-BASED COMPENSATION (CONTINUED)

A summary of the Company's stock option activity, and related information is as follows:

                                                                     Weighted-
                                                                     Average
                                                                     Exercise
                                                     Options          Price
                                                  ------------      ----------
          Outstanding at April 1, 1998            $ 14,680,000      $    0.001
          Granted                                           --              --
          Exercised                                         --              --
          Forfeited                                         --              --
                                                  ------------      ----------
          Outstanding at March 31, 1999             14,680,000           0.001
          Exercised                                   (165,000)          0.001
          Forfeited                                 (6,500,000)          0.001
                                                  ------------      ----------
          Outstanding at March 31, 2000              8,015,000           0.001
                                                  ============      ==========

          Exercisable at end of year                 8,015,000
                                                  ============


Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value option-pricing model assuming a risk-free interest rate of 5 percent; dividend yield of 0 percent; and a weighted-average expected life of the option of 5 years for the year ended March 31, 2000. Pro forma expense under SFAS No. 123 was not material in the years ended March 31, 1999 and 2000.

Option valuation models require the input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

10.  BENEFIT PLAN

Effective January 1, 1999, the Company adopted a 401(k) Retirement Plan, which covers substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent on the first 3 percent of employee contributions. The Company made $2,260 and $5,597 in matching contributions to the Plan and paid $830 and $2,449 in administrative expenses in 1999 and 2000, respectively.

                                Trudy Corporation

11.  COMMITMENTS

(a)  Commitments

The Company leases its building and other items under non-cancelable operating leases from the shareholder - officer, and another shareholder. Rent expense was approximately $108,000 and $110,000 for the years ended March 31, 1999 and 2000, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2000:

             2001                                    $   111,681
             2002                                        111,260
             2003                                        110,000
             2004                                        110,000
             2005                                         27,500
                                                     -----------
             Total minimum lease payments            $   470,441
                                                     ===========

(b)  Royalties

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

      Period                                            Amount
      -----------------------------------------      -----------
      October 1, 1998 - September 30, 1999           $    95,000
      October 1, 1999 - September 30, 2000               100,000
      October 1, 2000 - September 30, 2001               105,000
      October 1, 2001 - September 30, 2002               110,000
                                                     -----------
                                                     $   410,000
                                                     ===========

                                Trudy Corporation

12.  JANEX INTERNATIONAL INC. ACQUISITION

On February 21, 2000, the Company announced that Janex agreed in principle to purchase the Common Stock of the Company beneficially owned by the shareholder - officer and family and Directors and employees of the Company amounting to approximately 228,730,000 shares or 64% of the issued and outstanding common stock of the Company. Consideration for the purchase was to have been $319,400 in cash and 348,436 shares of Janex Common Stock, valued for purposes of the transaction at $5.50 per share, representing an aggregate value of $1,916,400. Notes in the amount of approximately $1,700,000 held by the shareholder - officer and family were to be paid at the closing or within twelve months of the closing. Janex also agreed to fund the ongoing working capital needs of the Company and to purchase the balance of the Company's Common Stock owned by the minority shareholders should the share price of the Common Stock have fallen below the Janex offer price to the majority shareholders for a 30 day period within 12 months of closing. This transaction was to have replaced at closing the Company's obligations under the merger agreement, dated June 4, 1999, among the Company, Futech, Janex, and the other parties. On May 4, 2000, the Company announced that Janex had entered into a definitive stock purchase and sale agreement to acquire control of the Company through the purchase of Common Stock of the Company beneficially owned by the shareholder - officer and family, amounting to 182,412,000 shares or 52% of the issued and outstanding Common Stock of the Corporation. Consideration for the purchase would have been 920,000 shares of Janex Common Stock, valued for purposes of the transaction at $2.00 per share, representing an aggregate value of $1,840,000. Indebtedness owed by the Company to the shareholder - officer and family in the amount of approximately $1,500,000 was to be paid at the closing through the issuance of additional Janex shares, also valued at $2.00 per share. Janex also agreed to pay $650,000 in cash to two members of the shareholder - officer and a family shareholder in liquidation of additional debt of the Company.

However, on May 23, 2000, the Company announced that the shareholder - officer and family and the Company had been informed by Janex that Janex wished to make substantial changes to the agreement. In view of the changes, which were materially unfavorable to the Company, the shareholder - officer and a family shareholder, and the remaining shareholders of the Company, considered the agreement terminated by Janex.

13.  SUBSEQUENT EVENTS AND OTHER FINANCING ARRANGEMENTS:

(a)  Corporate service agreement

On May 24, 2000, the Company retained a third party to perform certain financial services, including assisting with the development of a business plan, designing and implementing aninvestor relations program, and improving the Company's access to capital markets. The Company agreed to grant to the third party upon the signing of the agreement, 5,252,809 shares, or 1.5%, of the Company's outstanding Common Stock. On each of the next three three-month anniversaries of the agreement, the Company will grant to a third party warrants to purchase a number of shares of Common Stock equal to 2.5% of the number then issued and outstanding at an exercise price of $.03 per share for the first period, $.04 per share for the second period, and $.05 per share for the third period. As an alternative to the issuance of warrants, by mutual agreement between the parties, the Company may grant to a third party shares of Common Stock equal to 1.5% of the number then issued and outstanding at each of the three three-month anniversary dates.

(b)  Venture capital introductions

On June 19, 2000, the shareholder - officer paid $10,000 and agreed with a third party to provide introductions to investment bankers, and other third party professionals for the purpose of permitting Trudy to assess whether it wishes to enter into a long-term relationship with the third party.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRUDY CORPORATION

                           By: /s/ WILLIAM W. BURNHAM
                               ------------------------------------------
                               William W. Burnham, Chairman of the Board,
                               President, and Chief Executive Officer

                           Dated: JULY 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                DATE

/s/ WILLIAM W. BURNHAM        Chairman of the Board,               July 12, 2000
----------------------        President and Chief Executive
William W. Burnham            Officer

/s/ ALICE B. BURNHAM          Director                             July 12, 2000
--------------------
Alice B. Burnham

/s/ FRED M. FILOON            Director                             July 12, 2000
------------------
Fred M. Filoon

/s/ PETER D. NALLE            Director                             July 12, 2000
------------------
Peter D. Nalle

/s/ WILLIAM T. CARNEY         Chief Financial Officer and          July 12, 2000
---------------------         Secretary (Chief Accounting Officer)
William T. Carney