Form 10QSB
period 2000-06-30
TRUDY CORP
filed 2000-08-11
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                         For Quarter Ended June 30, 2000

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

                              SHARES OUTSTANDING AT
                                  June 30, 2000
               Common Stock, $.0001 par value: 350,187,249 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------
                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets - June 30, 2000 (unaudited) and March 31, 2000                  3

Statements of Operations (unaudited) for the three months ended
                  June 30, 2000 and June 30, 1999                              4

Statements of Cash Flows (unaudited) for the three months ended
                  June 30, 2000 and June 30, 1999                              5

Statement of Shareholders' Deficit from April 1, 2000 through
                  June 30, 2000                                                6

Notes to Financial Statements (unaudited)                                      7

Item 2. Management's Discussion and Analysis                                  10


                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Changes in Securities                                                 12

Item 3. Defaults Upon Senior Securities                                       12

Item 4. Submission of Matters to a Vote of Security Holders                   12

Item 5. Other Information                                                     12

Item 6. Exhibits and Reports on Form 8-K                                      12


                                Trudy Corporation

                                 Balance Sheets

                                                           June 30,         March 31,
                                                             2000             2000
                                                       --------------   --------------
                                                         (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                $     24,878    $     20,638
Accounts receivable, net of allowance for
 doubtful accounts of *$16,959*                               656,971         533,759
and $30,000 at March 31 and June 30, 2000
 respectively
Inventories, net                                            1,028,706       1,213,813
Prepaid expenses and other current assets                      38,260          10,920
                                                         ------------    ------------
Total current assets                                        1,748,815       1,779,130

Equipment, net                                                 87,222          93,043
Pre-publication costs and royalty advances                    205,479         204,530
                                                         ------------    ------------
Total assets                                             $  2,041,516    $  2,076,703
                                                         ============    ============

Liabilities and shareholders' equity (deficit)
Current liabilities:

       Accounts payable and accrued expenses                  907,592         918,431
       Advances from Futech Interactive Products, Inc.        541,143         541,143
       Notes payable to shareholder - officer               1,671,323       1,356,322
       Notes payable - related party                          230,000         230,000
                                                         ------------    ------------
Total current liabilities                                   3,350,058       3,045,896

Notes payable to related parties                              186,200         183,305

Shareholders' equity (deficit):
       Common stock: $.0001 par value:
            Authorized shares - 850,000,000
            Issued and outstanding shares -
             350,187,249 at March 31 and June 30, 2000         35,019          35,019
       Additional paid-in capital                           4,073,772       4,073,772
       Accumulated deficit                                 (5,603,533)     (5,261,289)
                                                         ------------    ------------
Total shareholders' equity (deficit)                       (1,494,742)     (1,152,498)
                                                         ------------    ------------
Total liabilities and shareholders' equity (deficit)     $  2,041,516    $  2,076,703
                                                         ============    ============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                Trudy Corporation

                            Statements of Operations

                                               Three Month Period Ended June 30,
                                             -----------------------------------
                                                      2000                1999
                                             ---------------   -----------------
                                                   (Unaudited)      (Unaudited)

Net sales                                        $     291,335    $     422,292
         Cost of sales                                 227,847          295,984
         Inventory writedown                           152,000               --
                                                 -------------    -------------
 Gross profit (loss)                                   (88,512)         126,308

 Operating expenses:
         Selling, general and administrative           218,223          372,172
         Depreciation and amortization                   5,821            8,019
                                                 -------------    -------------
 Income (loss) from operations                        (312,556)        (253,883)
 Other income (expense):
         Interest expense                              (40,388)         (29,413)
         Other income                                   10,700           58,369
                                                 -------------    -------------
 Net loss before income taxes                         (342,244)        (224,928)
 Income tax benefit (provision)                             --               --
                                                 -------------    -------------
                                                 -------------    -------------
 Net loss                                        $    (342,244)   $    (224,928)
                                                 =============    =============

 Net loss per share:
                                                 -------------    -------------
 Basic and diluted                               $       (0.00)   $       (0.00)
                                                 =============    =============

 Weighted average shares used in computation:

                                                 -------------    -------------
 Basic and diluted                                 350,187,249      331,222,249
                                                 =============    =============



See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                            Statements of Cash Flows

                                               Three Month Period Ended June 30,

                                               ---------------------------------
                                                          2000        1999
                                                  --------------  ------------
                                                      (Unaudited)  (Unaudited)
OPERATING ACTIVITIES

Net loss                                                (342,244)   ($224,928)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation                                               5,821        8,019
Amortization of pre-publication costs                     22,500       32,700
Loss on write down of pre-publication costs
 and royalty advances                                         --           --
Provision for losses on accounts receivable               13,023        3,500
Provision for slow moving inventory                      152,000           --
Changes in operating assets and liabilities:
Accounts receivable                                     (136,235)      72,993
Inventories                                               33,107       31,366
Prepaid expenses and other current assets                (27,340)    (102,516)
Accounts payable and accrued expenses                    (10,839)     226,309
                                                       ---------    ---------
Net cash (used in)/provided by operating
 activities                                             (290,207)      47,443

INVESTING ACTIVITIES

Purchases of property and equipment                           --       (1,770)
Pre-publication and royalty advances, net                (23,449)     (62,211)
                                                       ---------    ---------
Net cash used in investing activities                    (23,449)     (63,981)

FINANCING ACTIVITIES

Net proceeds on short-term borrowings                         --      140,000
Proceeds from issuance of  loans - long-term               2,895           --
Repayment of loans - long-term                                --      (84,481)
Proceeds from loans by shareholder - officer             315,001           --
Advances from Futech Interactive Products, Inc.               --       10,000
                                                       ---------    ---------
Net cash provided by financing activities                317,896       65,519
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents       4,240       48,981
Cash and cash equivalents at beginning of period          20,638          624
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  24,878    $  49,605
                                                       =========    =========


See accompanying summary of accounting policies and notes to financial statements.


                                Trudy Corporation

                       Statement of Shareholders' Deficit



                                  Common Stock         Additional                      Total
                           --------------------------    Paid-In      Accumulated  Shareholders'
                              Shares        Amount       Capital        Deficit       Deficit
                           -------------  -----------  ------------  ------------   ------------
Balance at March 31, 2000   350,187,249   $    35,019   $ 4,073,772   $(5,261,289)   $(1,152,498)

Net loss (unaudited)                 --            --            --      (342,244)   $  (342,244)

                            -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2000    350,187,249        35,019     4,073,772    (5,603,533)    (1,494,742)
                            ===========   ===========   ===========   ===========    ===========


See accompanying summary of accounting policies and notes to financial statements.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

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

2. Inventories

Inventories consist of the following:

                                                                        June 30,
                                                                         2000
                                                              ------------------

Raw materials                                                         $   53,501
Finished goods                                                         1,632,205
                                                                      ----------
                                                                       1,685,706

Reserve for slow-moving inventory                                        657,000
                                                                      ----------
                                                                      $1,028,706
                                                                      ==========

The changes in the Company's reserve for slow-moving inventory is as follows:

Balance at April 1, 2000                                              $ 505,000
Reduction in reserve                                                     (5,059)
Additions                                                               146,941
                                                                      ---------
Balance at June 30, 2000                                              $ 657,000
                                                                      =========


3.   Transactions and Balances with Futech Interactive Products Inc.

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

         o The Global merger agreement was terminated, effective December 1, 1999.

(b) In connection with the above and other transactions with Futech, the following balances are reflected as of June 30, 2000.

     Included in accounts receivable:

          Trade receivables from sales of inventory to Futech at
            reduced prices                                              $268,953
          Reimbursable expenses related to merger                        235,219
                                                                        --------
              Total included in accounts receivable                      504,172

          Included in accounts payable for inventory purchases
            from Futech                                                   27,069
          Advances from Futech Interactive Products, Inc.                541,143
                                                                        --------
             Total obligations                                           568,212
                                                                        ========
                                                                        --------
                Net                                                     $ 64,040
                                                                        ========


(c) On June 22, 2000, Futech filed for protection under chapter 11 of the Bankruptcy Code.

4.   Engagement of Financial Advisors

As previously announced, the Company retained Financial Technology Research Corporation ("FINTEK") to perform certain financial services, including assisting with the development of a business plan, designing and implementing an investor relations program, and improving the Company's access to capital markets. The Company agreed to grant to FINTEK upon the signing of the agreement 5,252,809 shares, or 1.5%, of the Company's outstanding Common Stock and warrants to purchase additional shares of Common Stock at subsequent dates. This agreement was subsequently voided without any transfer of shares or warrants. Also, as previously report, on June 19, 2000, the Company paid $10,000 and agreed with a third party to provide introductions to investment bankers, and other third party professionals for the purpose of permitting Trudy to assess whether it wishes to enter into a long-term relationship with the third party. This relationship is continuing without further obligation to the Company.

5.   Related Party Transaction

Since April 1, 2000 William W. Burnham, the Chairman and Chief Executive Officer of the Company, has loaned the Company $315,000 to meet immediate cash needs. The notes bear an interest rate of 8% and are due on October 1, 2000.

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Trudy Corporation's revenues of $291,335 for the first three months were $130,957 below sales for the same period last year. From June 1999 through mid-May 2000, the Company sold its products to Futech Interactive Products, Inc., which acted as the Company's distributor for the majority of its sales. As previously reported, a merger between Futech and the Company was not completed in late 1999 and a subsequent agreement with Janex International, Inc., a company related to Futech, was also not consummated in April 2000. The Company regained control of its sales and distribution function in May and has resumed shipping its product to its traditional customer base since then.

A net loss of $342,244 for the first three months of the year compares to a loss of $224,928 for the same period last year. At the gross margin level, the Company experienced a loss of $88,512 compared with a profit of $126,308 for the same period last year. The Company recorded a $152,000 write-down of its inventory for the quarter ended June 30, 2000 versus no write down of inventory for the quarter ended June 30, 1999. However, at March 31, 2000 the Company provided an additional $250,000 reserve for slow moving items. As a percentage of sales, cost of sales, net of the inventory writedown, increased to 78% from 70% in the same period last year. The increase resulted from certain labor and product development costs not being reduced in proportion to the decline in sales.

Selling, general, and administrative expenses of $218,223 were reduced from $372,172 last year, as the Company has taken measures to reduce spending in such areas catalog expense, salaries, and other discretionary spending. Commission and royalty expenses also were lower as a result of lower revenues. Interest expense increased from $29,413 to $40,388, as the Company's borrowing from the Burnham Family has increased to cover operating costs. Other income decreased from $58,369 to $10,700 due to lower royalty income from the granting of sub-rights.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to experience a severe working capital deficiency and negative cash flow. The Company has had limited receipts from sale of its product and is unable to fully meet its financial obligations as they become due. As of July 31, 2000, the Company's indebtedness to its vendors was approximately $635,000. The Company has been funded by a principal shareholder-officer.

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

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2000 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

o   the identification of a merger partner;
o   the implementation of the Company's strategy;
o   the availability of additional capital;
o   variations in stock prices and interest rates; and
o   fluctuations in quarterly operating results;

We make no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

         PART II  OTHER INFORMATION
         -------


Item 1.           Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.           Changes in Securities

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits -

         27.  Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRUDY CORPORATION
                                        (REGISTRANT)


Date: August 10, 2000          By: /s/  WILLIAM W. BURNHAM
      ---------------              ------------------------------------
                                        William W. Burnham,
                                        Chairman and Chief Executive Officer

Date: August 10, 2000          By:  /s/ WILLIAM T. CARNEY
      ---------------               -------------------------------------
                                        William T. Carney
                                        Chief Financial Officer and Secretary
                                        (Chief Accounting Officer)