Form 10QSB
period 2000-09-30
TRUDY CORP
filed 2000-11-20
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                      For Quarter Ended September 30, 2000

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

                              SHARES OUTSTANDING AT
                               September 30, 2000
               Common Stock, $.0001 par value: 353,187,249 shares

INDEX                                                                           PAGE NUMBER
-----                                                                           -----------

                  PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets - September 30, 2000 (unaudited) and March 31, 2000                   3

Statements of Operations (unaudited) for the six and three months ended
                  September 30, 2000 and September 30, 1999                          4

Statements of Cash Flows (unaudited) for the six months ended
                  September 30, 2000 and September 30, 1999                          5

Statement of Shareholders' Deficit (unaudited) from April 1, 2000 through
                  September 30, 2000                                                 6

Notes to Financial Statements (unaudited)                                            7

Item 2. Management's Discussion and Analysis                                        11


                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                           13

Item 2. Changes in Securities                                                       13

Item 3. Defaults Upon Senior Securities                                             13

Item 4. Submission of Matters to a Vote of Security Holders                         13

Item 5. Other Information                                                           13

Item 6. Exhibits and Reports on Form 8-K                                            13

                                Trudy Corporation
                                 Balance Sheets

                                                                   September 30,      March 31
                                                                       2000             2000
                                                                   -------------    -------------
                                                                    (Unaudited)       (Audited)
ASSETS
Current assets:
       Cash and cash equivalents                                   $      19,874    $      20,638
       Accounts receivable
            Net of allowance for doubtful accounts of $33,363 at
            September 30, 2000 and $16,959 at March 31, 2000             662,332          533,759
       Inventories, net                                                1,001,485        1,213,813
       Prepaid expenses and other current assets                          26,917           10,920
                                                                   -------------    -------------
             Total current assets                                      1,710,608        1,779,130

Property and equipment, net                                               81,400           93,043
Pre-publication costs, royalty advances and other assets                 216,220          204,530
                                                                   -------------    -------------
             Total assets                                          $   2,008,228    $   2,076,703
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable and accrued expenses                       $   1,007,904    $     918,431
       Advances from Futech Interactive Products, Inc.                   541,143          541,143
       Notes payable - related parties                                   240,000          230,000
       Notes payable to shareholders and officer                       1,671,322        1,356,322
                                                                   -------------    -------------
             Total current liabilities                                 3,460,369        3,045,896

Notes payable to related parties                                         189,124          183,305

Shareholders' deficit:
       Common stock: $.0001 par value:
       Authorized shares - 850,000,000
       Issued and outstanding shares -  353,187,249 at
            September 30, 2000 and 350,187,249 at March 31, 2000          35,319           35,019
       Additional paid-in capital                                      4,076,470        4,073,770
       Accumulated deficit                                            (5,753,054)      (5,261,287)
                                                                   -------------    -------------
             Total shareholders' deficit                              (1,641,265)      (1,152,498)

                                                                   -------------    -------------
             Total liabilities and shareholders' deficit           $   2,008,228    $   2,076,703
                                                                   =============    =============

See accompanying notes to financial statements.

                                                             TRUDY CORPORATION

                                                          STATEMENTS OF OPERATIONS

                                                  Three Month Period Ended           Six Month Period Ended
                                                       September 30,                     September 30,
                                               ------------------------------    ------------------------------
                                                    2000             1999             2000             1999
                                               -------------    -------------    -------------    -------------
                                                (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net sales                                      $     329,399    $     716,643    $     620,734    $   1,138,935
Cost of sales                                        228,772          586,312          608,619          882,296
                                               -------------    -------------    -------------    -------------
Gross profit (loss)                                  100,627          130,331           12,115          256,639

Operating expenses:
Selling, general and administrative                  216,622          276,955          434,845          649,127
Depreciation and amortization                          5,822            8,019           11,643           16,038
                                               -------------    -------------    -------------    -------------
Income (loss) from operations                       (121,817)        (154,643)        (434,373)        (408,526)

Interest expense                                      41,448           28,847           81,836           58,260
Other income                                          13,742           11,956           24,442           70,325
                                               -------------    -------------    -------------    -------------
Net loss before income taxes                        (149,523)        (171,534)        (491,767)        (396,461)

Income tax benefit (provision)                            --               --               --               --
                                               -------------    -------------    -------------    -------------
Net loss                                       $    (149,523)   $    (171,534)   $    (491,767)   $    (396,461)


Net income (loss) per share:
                                               -------------    -------------    -------------    -------------
Basic and diluted                              ($       0.00)   ($       0.00)   ($       0.00)   ($       0.00)
                                               =============    =============    =============    =============

Weighted average shares used in computation:
                                               -------------    -------------    -------------    -------------
Basic and diluted                                351,687,249      349,822,249      351,687,249      349,822,249
                                               =============    =============    =============    =============


See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation
                            Statements of Cash Flows

                                                                              Six Month Period Ended September 30,
                                                                              ------------------------------------
                                                                                     2000                  1999
                                                                              ----------------    ----------------
Cash Flow from Operating Activities:                                              (Unaudited)         (Unaudited)

NET LOSS                                                                      ($       491,767)   ($       396,461)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                     11,643              16,038
       Amortization of pre-publication costs and royalty advances                       45,000              65,400
       Provision for losses on accounts receivable                                      16,403              (3,168)
       Provision for slow moving inventory (net)                                       153,175                  --

Changes in operating assets and liabilities:
       Accounts receivable                                                            (144,976)           (112,809)
       Inventories                                                                      59,153            (181,134)
       Prepaid expenses and other current assets                                       (15,997)           (189,134)
       Accounts payable and accrued expenses                                            89,473             490,328
                                                                              ----------------    -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (277,893)           (310,940)
                                                                              ------------------  ------------------

INVESTING ACTIVITIES
       Purchases of property and equipment and other assets                                 --              (2,995)
       Pre-publication, royalty advances and other assets, net                         (56,690)           (107,265)
                                                                              ----------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (56,690)           (110,260)
                                                                              ----------------    ----------------

FINANCING ACTIVITIES
       Net proceeds on short-term borrowings                                                --            (142,754)
       Proceeds from exercise of common stock grants                                     3,000                  --
       Repayment of loans - long-term                                                       --            (189,111)
       Proceeds  from related party                                                    330,819              18,600
       Advances from Futech Interactive Products, Inc.                                      --             733,841
                                                                              ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              333,819             420,576
                                                                              ----------------    ----------------

Net decrease in cash and cash equivalents                                                 (764)               (624)
Cash and cash equivalents at beginning of year                                          20,638                 624

                                                                              ----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $         19,874    $             --
                                                                              ================    ================


See accompanying summary of accounting policies and notes to financial statements.

                                                             Trudy Corporation

                                               Statements of Shareholders' Equity (Deficit)
                                                                 (Unaudited)

                                               Common Stock
                                ----------------------------------   Additional Paid-In       Accumulated      Total Shareholders'
                                     Shares             Amount            Capital               Deficit         Equity (Deficit)
                                ----------------   ---------------   -------------------   ----------------    -------------------
Balance at April 1, 1999             331,222,249   $        33,123   $         4,056,636   $     (4,217,416)              (127,657)
Issuance of common stock              18,965,000             1,896                17,134                 --                 19,030
Net loss (unaudited)                          --                --                    --         (1,043,871)            (1,043,871)
                                ----------------   ---------------   -------------------   ----------------    -------------------
Balance at March 31, 2000            350,187,249            35,019             4,073,770         (5,261,287)            (1,152,498)

Issuance of common stock                      --                --                    --                 --                     --
Net loss (unaudited)                          --                --                    --           (342,244)              (342,244)
                                ----------------   ---------------   -------------------   ----------------    -------------------
Balance at June 30, 2000             350,187,249            35,019             4,073,770         (5,603,531)            (1,494,742)

Issuance of common stock               3,000,000               300                 2,700                 --                  3,000
Net loss (unaudited)                          --                --                    --           (149,523)              (149,523)
                                ----------------   ---------------   -------------------   ----------------    -------------------
Balance at September 30, 2000        353,187,249   $        35,319   $         4,076,470   $     (5,753,054)   $        (1,641,265)
                                ================   ===============   ===================   ================    ===================

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

The Company has incurred significant operating losses in the past three years and has a deficiency in working capital, and a deficiency in net assets, and has continued to experience a significant decline in revenues from $4,977,599 to $3,390,884 to $2,476,252 in fiscal years 1998, 1999 and 2000, respectively and reduced revenues by $518,201 for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. The Company has been funded by a principal shareholder - officer and another shareholder and had additional funding in fiscal year 2000 by Futech Interactive Products, Inc.

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

2.   Inventories

Inventories consist of the following:

                                            September 30,
                                                2000
                                            -------------

     Raw materials                          $      49,637
     Finished goods                             1,610,023
                                            -------------
     Gross Inventory Value                      1,659,660
     Reserve for slow-moving inventory            658,175
                                            -------------
     Net Inventory Value                    $   1,001,485
                                            =============

The changes in the Company's reserve for slow-moving inventory is as follows:

     Balance at April 1, 2000               $     505,000
       Reduction in reserve                        (5,059)
       Additions                                  157,059
                                            -------------
     Balance at June 30, 2000               $     657,000
       Reduction in reserve                       (27,300)
       Additions                                   28,300
                                            -------------
     Balance at September 30, 2000          $     658,000
                                            =============

3.   Transactions and Balances with Futech Interactive Products Inc.

(a) The Company was a party to a global merger agreement dated June 4, 1999 with Futech Interactive Products, Inc. ("Futech") and certain other companies and shareholders thereof. In addition to other provisions included in the terms of the merger, Futech agreed to provide working capital advances to the Company, additional amounts necessary to assure that the Company was not in default under any of its loan agreements, and to reimburse the Company for certain of its legal and accounting fees. However, management had no assurances that Futech had the financial resources to honor this agreement. Futech also agreed to repay certain loans and interest to the Company's president and his family. The Company was depending upon additional financial resources it expected to receive from Futech. Also, the merger was subject to closing conditions, including shareholder approval.

     In a letter agreement dated March 3, 1999 certain terms, detailed below, subsequently became an integral part of the aforementioned Agreement and Plan of Merger between Futech and the Company. These terms explained the timetable for financing the merger and Futech's assistance with the Company's working capital needs in the event of a delay in the closing of the merger:

     o The proxy solicitation materials and registration statement prepared for use in connection with Trudy's meeting of shareholders will be filed as promptly as practical with the SEC, which filing will not be later than April 13, 1999. Futech would retain and compensate counsel of its own choosing to prepare these documents subject to the review of the Company's (Trudy) counsel, compensation for which would be pre-agreed.

     o If the effective date of the merger had not occurred by June 1, 1999, Futech would assist in providing the working capital needs of Trudy, if needed, to maintain sales momentum until the closing and to assure that Trudy was not in default under any of its loan agreements including its borrowings from First Union.

          Subsequently, Trudy came into default with it's loan agreements and Futech did not rectify such defaults. As a result, the Company replaced the First Union loans with loans from another bank. Such new bank loans were replaced by a loan from a shareholder-officer on February 8, 2000.

     o    The Global merger agreement was terminated effective December 1, 1999.

(b) In connection with the above and other transactions with Futech, the following balances are reflected as of September 30, 2000.

     Included in accounts receivable:

     Trade receivables from sales of inventory to Futech at
        reduced prices                                             $  290,642
     Reimbursable expenses related to merger                          235,219
                                                                   ----------
        Total included in accounts receivable                         525,861

     Included in accounts payable for inventory purchases
        from Futech                                                    25,814
     Advances from Futech Interactive Products, Inc.                  541,143
                                                                   ----------
        Total obligations                                             566,957
                                                                   ----------
           Net                                                     $   41,096
                                                                   ==========


(c) On June 22, 2000, Futech filed for protection under chapter 11 of the Bankruptcy Code.

4.       Subsequent Events

(a) On October 30, 2000, the Board of Directors of the Company approved a plan which would provide $1,000,000 of new loans and/or equity for the Company. Initially, the shareholder - officer and another shareholder will loan the company $650,000. After these new loans are in place, the Company will be indebted to related parties in the amount of $2,750,000. It is the intent of the related parties to ask the Company to permit the conversion, at a later date of approximately $1,950,000 of these loans to equity in the Company. In addition, the Company is seeking to raise an additional $350,000 from other sources.

(b) On October 30, 2000, the Board of Directors of the Company approved the grant of 7,000,000 shares of Common Stock to certain directors, officers, and employees of the Company for recognition of service during the prior fiscal year.

5.   Related Party Transactions

Since April 1, 2000 William W. Burnham, the Chairman and Chief Executive Officer of the Company, has loaned the Company $315,000 to meet immediate cash needs. On August 23, 2000 Alice Burnham loaned the Company an additional $10,000. The notes bear an interest rate of 8%.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Trudy Corporation's revenues of $329,399 for the three months ended September 30, 2000 were 46% of the sales for the same period last year and revenues of $620,734 for the six months ended September 30, 2000 were 55% of the sales for the same period last year. From June 1999 through mid-May 2000, the Company sold its inventory to Futech Interactive Products, Inc., which acted as the Company's distributor for the majority of its sales. As previously reported, a merger between Futech and the Company was not completed and a subsequent agreement with Janex International, Inc., a company related to Futech, was also not consummated. The Company regained control of its sales and distribution function in May 2000 and has resumed shipping its product to its traditional customer base since then. However, relisting Soundprints as a vendor of record with major accounts turned out to be a slow process and the Company lost sales as a result. In addition, the Company lost sales due to inventory shortages since, without a bank credit facility, it could not purchase replacement inventory. Also, Soundprints inventory held in Futech's warehouse was garnished by the bankruptcy court.

A net loss of $(149,523) for the three months ended September 30, 2000 compares to a loss of $(171,534) for the same period last year. At the gross margin level, the Company had a profit of $100,627 or 30.5% of sales compared with a profit of $130,331 or 18.2% of sales for the same period last year.

The Company recorded a $1,000 net write-down of its inventory for the quarter ended September 30, 2000 versus no write down of inventory for the quarter ended September 30, 1999. However, at March 31, 2000 the Company provided an additional $250,000 reserve for slow moving items. As a percentage of sales, gross profit excluding the inventory writedown, increased to 31% from 18% in the same period last year. The increase resulted from a reduction in certain labor and product development costs including a reduced amortization of prepublication costs as a percent of sales and the elimination of sales to Futech at steep preferential discounts.

Selling, general, and administrative expenses of $216,622 were reduced from $276,955 last year, as the Company has taken measures to reduce spending in such areas as catalog expense, salaries, and other discretionary spending. Commission and royalty expenses also were lower as a result of lower revenues. Interest expense increased from $28,847 to $41,448, as the Company's borrowing from the Burnham Family has increased to cover operating costs. Other income increased from $11,956 to $13,742 due to higher royalty income from sub-rights agreements.


LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to experience a severe working capital deficiency and negative cash flow. The Company has had limited receipts from sale of its product and is unable to fully meet its financial obligations as they become due. As of September 30, 2000, the Company's indebtedness to its vendors was approximately $604,000. The Company has been able to meet only critical expense needs through funding by a principal shareholder-officer.

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

         The Board of Directors of the Company has approved a plan which would provide $1,000,000 of new loans and/or equity for the Company. Initially, the shareholder - officer and another shareholder will loan the company $650,000. After these new loans are in place, the Company will be indebted to related parties in the amount of $2,750,000. It is the intent of the related parties to ask the Company to permit the conversion, at a later date of approximately $1,950,000 of these loans to equity in the Company. In addition, the Company is seeking to raise an additional $350,000 from other sources.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On November 2, 2000 the Company issued a Form 8-K in which the Registrant announced on November 1, 2000 that the Board of Directors approved a plan which would provide $1 million of new loans and/or equity for the Company. In a related move, the Board of Directors appointed an independent board member as a committee to review the conversion of the Burnham family debt into equity. See attached Exhibit 1.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits -

              27.  Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRUDY CORPORATION
                                            (REGISTRANT)

Date: November 17, 2000                 By: /s/ WILLIAM W. BURNHAM
      -----------------                     ------------------------------------
                                            William W. Burnham,
                                            Chairman and Chief Executive Officer

Date: November 17, 2000                 By: /s/ JAMES HELLMAN
      -----------------                     ------------------------------------
                                            James Hellman
                                            Chief Financial Officer
                                            (Chief Accounting Officer)