Form 10QSB
period 2000-12-31
TRUDY CORP
filed 2001-02-21
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                       For Quarter Ended December 31, 2000

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

                              SHARES OUTSTANDING AT
                                December 31, 2000
               Common Stock, $.0001 par value: 359,687,249 shares

INDEX                                                               PAGE NUMBER

                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets - December 31, 2000 (unaudited) and March 31, 2000             3

Statements of Operations (unaudited) for the nine and three months
         ended December 31, 2000 and December 31, 1999                        4

Statements of Cash Flows (unaudited) for the nine months ended
         December 31, 2000 and December 31, 1999                              5

Statement of Shareholders' Deficit (unaudited) for the nine months
         ended December 31, 2000                                              6

Notes to Financial Statements (unaudited)                                     7

Item 2. Management's Discussion and Analysis                                 11

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                    14

Item 2. Changes in Securities                                                14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                Trudy Corporation
                                 Balance Sheets
                                                                                      December 31      March 31
                                                                                          2000           2000
                                                                                      -----------    -----------
                                                                                      (Unaudited)     (Audited)
ASSETS

Current assets:
       Cash and cash equivalents                                                      $    94,550    $    20,638
       Accounts receivable
             Net of allowance for doubtful accounts of $38,107 at December 31,
             2000 and $16,959 at March 31, 2000                                           685,933        533,759
       Inventories, net                                                                   681,042      1,213,813
       Prepaid expenses and other current assets                                           72,471         10,920
                                                                                      -----------    -----------
             Total current assets                                                       1,533,996      1,779,130

Property and equipment, net                                                                76,569         93,043
Pre-publication costs, royalty advances and other assets                                  215,436        204,530
                                                                                      -----------    -----------
             Total assets                                                             $ 1,826,001    $ 2,076,703
                                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable and accrued expenses                                          $   745,612    $   918,431
       Advances from Futech Interactive Products, Inc.                                    541,143        541,143
       Notes payable - related parties                                                    240,000        230,000
       Notes payable to shareholders and officer                                        1,921,323      1,356,322
                                                                                      -----------    -----------
             Total current liabilities                                                  3,448,078      3,045,896

Notes payable to related parties                                                          192,939        183,305

Shareholders' deficit:
       Common stock: $.0001 par value:
       Authorized shares - 850,000,000
       Issued and outstanding shares -  359,687,249 at December 31, 2000 and
             350,187,249 at March 31, 2000                                                 35,969         35,019
       Additional paid-in capital                                                       4,131,070      4,073,770
       Accumulated deficit                                                             (5,982,055)    (5,261,287)
                                                                                      -----------    -----------
             Total shareholders' deficit                                               (1,815,016)    (1,152,498)

                                                                                      -----------    -----------
             Total liabilities and shareholders' deficit                              $ 1,826,001    $ 2,076,703
                                                                                      ===========    ===========

See accompanying notes to unaudited financial statements.


                                TRUDY CORPORATION
                            STATEMENTS OF OPERATIONS

                                               Three Months Period Ended Dec. 31,  Nine Months Period Ended Dec. 31,
                                               ---------------------------------   --------------------------------
                                                    2000              1999              2000              1999
                                               --------------    --------------    --------------    --------------
                                                 (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Net sales                                      $      474,388    $    1,140,172    $    1,095,121    $    2,279,107
Cost of sales                                         478,320           600,369         1,086,939         1,482,665
                                               --------------    --------------    --------------    --------------
Gross (loss) profit                                    (3,932)          539,803             8,182           796,442

Operating expenses:
Selling, general and administrative                   203,615           553,969           638,460         1,203,096
Depreciation and amortization                           5,821             8,019            17,464            24,057
                                               --------------    --------------    --------------    --------------
Loss from operations                                 (213,369)          (22,185)         (647,742)         (430,711)

Interest expense                                       46,721            31,626           128,557            89,886
Other income                                           31,089            28,789            55,531            99,114
                                               --------------    --------------    --------------    --------------
Net loss before income taxes                         (229,001)          (25,022)         (720,768)         (421,483)

Income tax benefit (provision)                             --                --                --                --
                                               --------------    --------------    --------------    --------------
Net loss                                       $     (229,001)   $      (25,022)   $     (720,768)   $     (421,483)

Net income (loss) per share:
                                               --------------    --------------    --------------    --------------
Basic and diluted                              ($        0.00)   ($        0.00)   ($        0.00)   ($        0.00)
                                               ==============    ==============    ==============    ==============
Weighted average shares used in computation:
                                               --------------    --------------    --------------    --------------
Basic and diluted                                 357,567,684       349,822,249       353,333,234       338,459,340
                                               ==============    ==============    ==============    ==============

See accompanying summary of accounting policies and notes to unaudited financial statements.


                                Trudy Corporation
                            Statements of Cash Flows

                                                                             Nine Month Period Ended December 30,
                                                                             ------------------------------------
                                                                                     2000                    1999
                                                                              ---------------    ---------------
                                                                                (Unaudited)        (Unaudited)
Cash Flow from Operating Activities:

NET LOSS                                                                      $      (720,768)   $      (421,483)
Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of pre-publication costs and royalty advances                      67,500             98,100
       Depreciation                                                                    17,464             24,057
       Provision for losses on accounts receivable                                     21,148             12,370
       Provision for slow moving inventory                                            185,359
       Stock issued for compensation                                                   55,250

Changes in operating assets and liabilities:

       Accounts receivable                                                           (173,322)          (343,080)
       Inventories                                                                    347,412             (9,124)
       Prepaid expenses and other current assets                                      (61,551)          (119,624)
       Accounts payable and accrued expenses                                         (172,819)           490,027
                                                                              ---------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                (434,327)          (268,757)
                                                                              ---------------    ---------------

INVESTING ACTIVITIES
       Pre-publication, royalty advances and other assets, net                        (78,406)          (121,109)
       Purchases of property and equipment and other assets                              (990)            (2,956)
                                                                              ---------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (79,396)          (124,065)
                                                                              ---------------    ---------------

FINANCING ACTIVITIES
       Interest accrued on notes payable - related parties                              9,634
       Net proceeds on short-term borrowings                                                               8,289
       Proceeds from exercise of common stock grants                                    3,000
       Proceeds from issuance of loans                                                                   650,319
       Proceeds from notes paybale to shareholders and officer                        575,001            771,143
       Repayment of loans - long-term                                                                   (970,349)
                                                                              ---------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             587,635            459,402
                                                                              ---------------    ---------------

Net increase in cash and cash equivalents                                              73,912             66,580
Cash and cash equivalents at beginning of period                                       20,638                624

                                                                              ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $        94,550    $        67,204
                                                                              ===============    ===============

See accompanying summary of accounting policies and notes to unaudited financial statements.


                                Trudy Corporation
                  Statements of Shareholders' Equity (Deficit)
                       Nine Months Ended December 31, 2000
                                   (Unaudited)

                                            Common Stock
                                   ------------------------------     Additional Paid-In    Accumulated       Total Shareholders'
                                       Shares           Amount              Capital            Deficit         Equity (Deficit)
                                   --------------   -------------     ------------------   --------------     -----------------
Balance at March 31, 2000             350,187,249          35,019              4,073,770       (5,261,287)            (1,152,498)

Proceeds from Sale of Common Stock      3,000,000             300                  2,700                                   3,000

Stock issued for compensation           6,500,000             650                 54,600               --                 55,250

Net loss (unaudited)                           --              --                     --         (720,768)              (720,768)
                                   --------------   -------------     ------------------   --------------    -------------------
Balance at December 31, 2000          359,687,249   $      35,969     $        4,131,070   $   (5,982,055)    $       (1,815,016)
                                   ==============   =============     ==================   ==============    ==================

See accompanying summary of accounting policies and notes to unaudited financial statements.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

The Company has incurred significant operating losses in the past three years and nine months and has a deficiency in working capital, and a deficiency in net assets, and has continued to experience a significant decline in net sales from $4,977,599 to $3,390,884 to $2,476,252 in fiscal years 1998, 1999 and 2000, respectively and a decrease in net sales by $1,184,000 for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The Company has been funded by a principal shareholder - officer and another shareholder and had additional funding in fiscal year 2000 by Futech Interactive Products, Inc.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in net sales coupled with continuing license agreements and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales, a future merger partner, and its ability to borrow money, albeit not at past levels, from its shareholders will be sufficient to allow the Company to continue in operation.

2.    Inventories

Inventories consist of the following:

                                                           December 31,
                                                              2000
                                                          -------------

      Raw materials                                       $      54,937
      Finished goods                                          1,208,005
                                                          -------------
      Gross Inventory Value                                   1,262,942
      Reserve for slow-moving inventory                         581,900
                                                          -------------
      Net Inventory Value                                 $     681,042
                                                          =============

The changes in the Company's reserve for slow-moving inventory is as follows:

      Balance at April 1, 2000                            $     505,000
         Reductions                                            (108,459)
         Additions                                              185,359
                                                           ------------
      Balance at December 31, 2000                        $    581,900
                                                           ============

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

        o Subsequently, Trudy came into default with it's loan agreements and Futech did not rectify such defaults. As a result, the Company replaced the First Union loans with loans from another bank. Such new bank loans were replaced by a loan from the shareholder-officer on February 8, 2000.

        o The Global merger agreement was terminated effective December 1, 1999.

        o On June 22, 2000, Futech filed for protection under chapter 11 of the Bankruptcy Code.

(b) In connection with the above and other transactions with Futech, the following balances are reflected as of December 31, 2000.

      Included in accounts receivable:
      Trade receivables from sales of inventory to Futech at
        reduced prices                                         $301,156
      Reimbursable expenses related to merger                   232,624
                                                               --------
        Total included in accounts receivable                   533,780

      Included in accounts payable:
      Trade payables for inventory purchases from Futech         25,814
      Advances from Futech Interactive Products, Inc.           541,143
                                                               --------
        Total obligations                                       566,957
                                                               --------
          Net                                                  $ 33,170
                                                               ========

4.    Subsequent Event

Between January 1, 2001 and February 14, 2001, the shareholder-officer had loaned the company an additional $250,000.

5.    Related Party Transactions

During the nine month period ended December 31, 2000, William W. Burnham, the Chairman and Chief Executive Officer of the Company, has loaned the Company $565,000 to meet immediate cash needs. On August 23, 2000 Alice B. Burnham loaned the Company an additional $10,000. The notes bear an interest rate of 8%.

6.    Stock Based Compensation

On October 30, 2000, the Board of Directors of the Company approved the grant of 7,000,000 shares of Common Stock to certain directors, officers, and employees of the Company for recognition of service during the prior fiscal year. An employee declined acceptance of 500,000 shares. Therefore, the total number of shares issued by the company for this grant is 6,500,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

NET SALES. Net sales for the quarter ended December 31, 2000 were $474,000 compared to net sales of $1,140,000 for the prior year quarter ended December 31, 1999, a decrease of $666,000. Net sales for the nine months ended December 31, 2000 were $1,095,000 compared to net sales of $2,279,000 for the prior year nine month period ended December 31, 1999, a decrease of $1,184,000. The decrease in net sales for the quarter and for the nine month period is attributable to the loss of the Company's sales to Futech Interactive Products, Inc., which had acted as the Company's distributor for the majority of its sales from June 1999 through mid-May 2000. After Futech filed for bankruptcy in June of 2000, the Company resumed distribution of its products and reinherited its sales organization that it ceded to Futech in May of 1999. However, absent of a banking credit facility, the Company was not able to accept orders from the warehouse clubs which it had traditionally received each fall for the past seven years. The Company also suffered from inventory shortages since it was not able to reprint its books and purchase replacement plush. Finally, the Company's school and consumer mail order catalog mailing was cancelled. All told, the loss in business was estimated to be $3,000,000 during the quarter ended December 31, 2000.

COST OF SALES. Cost of sales for the quarter ended December 31, 2000 were $478,000 compared to $600,000 for the comparable prior year quarter, a decrease of $122,000. Cost of sales for the nine months ended December 31, 2000 were $1,087,000 compared to $1,483,000 for the comparable prior year nine month period, a decrease of $396,000. The increase of cost of sales as a percentage of net sales for both the quarter and the nine month period ended December 31, 2000 was primarily the result of the sale of certain excess inventory items in the amount of $269,000 for less than inventory costs. Also included in the cost of sales are fixed charges for production salaries, amortization of design costs, adjustments to the reserve for slow moving inventory and miscellaneous production overhead costs in the aggregate of $11,000 and $526,000 for the quarter and nine months ended December 31, 2000, respectively.

         As a result of these changes in net sales and cost of sales, gross
(loss) profit for the quarter and nine month periods ended December 31, 2000 decreased to ($4,000) and $8,000, respectively, from $540,000 and $796,000 for the prior year respective periods.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses for the quarter ended December 31, 2000 decreased by $350,000 to $204,000 compared to $554,000 for the quarter ended December 31, 1999. Selling, general, and administrative expenses for the nine month period ended December 31, 2000 decreased by $565,000 to $638,000 compared to $1,203,000 for the nine month period ended December 31, 1999. The decrease in selling, general, and administrative expenses is a result of the Company having taken measures to reduce spending in such areas as rent, mail order catalog expenses, personnel resignations, and other discretionary spending. Also during the quarter ended December 31, 2000, $50,000 rent expense incurred during the year for its building that had been accrued and payable to the shareholder-officer and another shareholder was reversed.

         INTEREST EXPENSE. Interest expense for the quarter and nine month period ended December 31, 2000 increased by $15,000 and $39,000 to $47,000 and $129,000 respectively, compared to interest expense of $32,000 and $90,000 respectively for the quarter and nine month period ended December 31, 1999. The increase in interest expense for the quarter and nine month period ended December 31, 2000 was primarily a result of the Company's borrowing from the Burnham family to cover immediate operating cash needs.

         OTHER INCOME. Other income for the quarter ended December 31, 2000 increased by $2,000 to $31,000 compared to other income of $29,000 for the quarter ended December 31, 1999. Other income for the nine month period ended December 31, 2000 decreased by $44,000 to $56,000 compared to other income of $99,000 for the nine month period ended December 31, 1999. The increase in other income for the quarter was primarily attributable to subsidiary rights sales of foreign language editions of the Company's products, whereas the decrease in other income for the nine month period ended December 31, 2000 was primarily attributable to the lack of sales effort relating to subsidiary rights sales in the quarters ended June 30, 2000 and September 30, 2000.

         NET LOSS. As a result of the items discussed above, net loss for the quarter ended December 31, 2000 was $229,000 compared to net loss of $25,000 for the comparable prior year quarter and the net loss for the nine month period ended December 31, 2000 was $721,000 compared to net loss of $421,000 for the comparable prior year nine month period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to experience a severe working capital deficiency and negative cash flow. The Company has had limited receipts from sale of its product and is unable to fully meet its financial obligations as they become due. As of December 31, 2000, the Company's indebtedness to its vendors was approximately $328,000. The Company has been able to meet only critical expense needs through funding by the principal shareholder-officer.

         The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing licensing support from its primary licensor, the Smithsonian Institution and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales, a future merger partner, and its ability to borrow money, albeit not at past levels, from its shareholders will be sufficient to allow the Company to continue in operation.

         The Board of Directors of the Company has approved a plan which would provide $1,000,000 of new loans and/or equity for the Company. Initially, the shareholder - officer and another shareholder will loan the company $650,000. After these new loans are in place, the Company will be indebted to related parties in the amount of $2,750,000. It is the intent of the related parties to ask the Company to permit the conversion, at a later date of approximately $1,950,000 of these loans to equity in the Company. In addition, the Company has commitments to raise an additional $350,000 from other sources.

         During the quarter ended December 31, 2000 the shareholder-officer had loaned the company $250,000.

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

                                        TRUDY CORPORATION
                                        (REGISTRANT)

Date: February 16, 2001                 By: /s/ WILLIAM W. BURNHAM
      -----------------                     -----------------------------------
                                            William W. Burnham,
                                            Chairman and Chief Executive Officer

Date: February 16, 2001                 By: /s/ JAMES S. HELLMAN
      -----------------                     -----------------------------------
                                            James S. Hellman
                                            Chief Financial Officer
                                            (Chief Accounting Officer)