Form 10KSB
period 2001-03-31
TRUDY CORP
filed 2001-07-16
CIK 815098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the year fiscal year ended March 31, 2001

                         Commission file number: 0-16056

                                TRUDY CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              06-1007765
      --------------------------------             -------------------
      (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)            Identification No.)

                353 Main Avenue, Norwalk, Connecticut 06851-1552
                ------------------------------------------------
          (Address of principal executive offices, including zip code)

                            Telephone: (203) 846-2274
                            -------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value
                         ------------------------------

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended March 31, 2001 were $1,447,931.

As of July 11, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $1,197,000. As of July 11, 2001, 442,460,249 shares of Common Stock, $.0001 par value per share, were outstanding.

Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties including, without limitation, those described below and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believe," "expect," "anticipate", or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

     * the implementation of our strategies;

     * the availability of additional capital;

     * variations in stock prices and interest rates;

     * fluctuations in quarterly operating results; and

     * other risks and uncertainties described in our filings with the SEC.

         We make no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business
-------------------------------

         Trudy Corporation, the ("Company"), which does business under the name Soundprints ("Soundprints"), publishes children's storybooks and audiocassettes that are sold in conjunction with contract-manufactured educational toys to the retail, education, and mail order markets.

         The Company was organized as a Connecticut corporation under the name Norwest Manufacturing Corporation on September 14, 1979, changed its name to Trudy Toys Company, Inc. on December 5, 1979, changed its name to Trudy Corporation on March 27, 1984 and was re-incorporated as a Delaware corporation on February 25, 1987.

         In December 1998, the Company signed a letter of intent to merge with Futech Interactive Products, Inc. On March 3, 1999, the Company entered into a merger agreement with Futech. This merger agreement was subsequently renegotiated and replaced with a new merger agreement ("The Global Merger Agreement") dated June 4, 1999 providing for the mergers of the Company, Futech, Fundex Games, Ltd., DaMert Company, and Janex International, Inc. into a newly incorporated Delaware company ("New Futech"). The agreement covered the acquisition of all of the Common Stock of the Company for a purchase price of approximately $3,450,000, payable in a combination of New Futech Common Stock (valued at $3,000,000) and cash of approximately $450,000. In addition, New Futech was to repay certain loans to the Company by the President, William W. Burnham, and certain of his family members, approximating $800,000. The transaction was expected to close in the third quarter of 1999, but, due to the complexity of the transaction and New Futech's inability to raise the necessary capital, the merger did not occur. The Global Merger Agreement was terminated effective December 1, 1999. On June 22, 2000, Futech filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company filed claims in the Futech bankruptcy as an unsecured creditor. The Company has not been informed of the results of the Futech bankruptcy petition. In January 2001, the Bankruptcy Court approved the purchase by Janex of certain assets of Futech.

         On February 21, 2000, the Company announced that Janex agreed in principle to purchase the Common Stock of the Company beneficially owned by the Burnham Family and Directors and employees of the Company amounting to approximately 228,730,000 shares or 64% of the issued and outstanding common stock of the Company. Consideration for the purchase was to have been $319,400 in cash and 348,436 shares of Janex Common Stock, valued for purposes of the transaction at $5.50 per share, representing an aggregate value of $1,916,400. Notes in the amount of approximately $1,700,000 held by the Burnham Family were to be paid at the closing or within twelve months of the closing. Janex also agreed to fund the ongoing working capital needs of the Company and to purchase the balance of the Company's Common Stock owned by the minority shareholders should the share price of the Common Stock have fallen below the Janex offer price to the majority shareholders for a 30 day period within 12 months of closing. This transaction was to have replaced, at closing, the Company's obligations under the merger agreement, dated June 4, 1999, among the Company, Futech, Janex, and the other parties. On May 4, 2000, the Company announced that Janex had entered into a definitive stock purchase and sale agreement to acquire control of the Company through the purchase of Common Stock of the Company beneficially owned by the Burnham Family, amounting to 182,412,000 shares or 52% of the issued and outstanding Common Stock of the Corporation. Consideration for the purchase would have been 920,000 shares of Janex Common Stock, valued for purposes of the transaction at $2.00 per share, representing an aggregate value of $1,840,000. Indebtedness owed by the Company to the Burnham Family in the amount of approximately $1,500,000 was to be paid at the closing through the issuance of additional Janex shares, also valued at $2.00 per share. Janex also agreed to pay $650,000 in cash to two members of the Burnham Family in liquidation of additional debt of the Corporation.

         However, on May 23, 2000, the Company announced that the Burnham Family and the Company had been informed by Janex that Janex wished to make substantial changes to the agreement. In view of the changes, which were materially unfavorable to the Company, as well as the Burnham Family and the remaining shareholders of the Company, the Burnham Family had no choice but to consider the agreement terminated by Janex.

         On November 1, 2000, the Company announced the approval of a recapitalization plan that was structured to eliminate the impact of the past merger attempts and to allow the Company to move forward. This plan led to the Burnham Family lending the company an additional $900,000. The proceeds of these loans were taken in by the Company during the period from November 15, 2000 to March 19, 2001.

         On March 19, 2001, the Company announced that its Board of Directors had approved the conversion of $2.1 million of debt owed by the Company to William W. Burnham, President and Chief Executive Officer of the Company, and to members of his family into 70.8 million newly issued shares of the Company's Common Stock. An independent committee of the Board of Directors valued the Company at $0.03 per share for purposes of the conversion of the debt.

         After this conversion and the issuance of the Company's Common Stock, Mr. Burnham, Alice Burnham, his wife and also a director of the Company, and their children owned 55.1% of the outstanding common stock in the Company.

         On June 8, 2001, the Company announced that it had signed a letter of intent preparatory to entering into a final definitive agreement for the formation of a joint venture limited liability company (Studio Mouse LLC), ("Studio Mouse") with The Chart Studio (Pty.) Ltd., ("Chart Studio") a privately held South African company.

         Under the terms of the agreement between the Company and Chart Studio, the Company and Chart Studio will each hold 45% of the total issued shares in Studio Mouse, with the remaining 10% of shares held by employees of both the Company and Chart Studio. The Studio Mouse board of managers will be made up of two members appointed by the Company and two members appointed by Chart Studio. The execution of the final definitive agreement is subject to the approval of 1) certain appropriate governmental authorities, 2) The Smithsonian Institution for a subsidiary rights license for the use of proprietary content owned by Soundprints and the Smithsonian to be granted to Studio Mouse, and 3) execution of a subsidiary rights license agreement between each of the Company and Chart Studio and Studio Mouse for the use of proprietary content owned by each respective licensor.

         The new company, Studio Mouse, will maximize combined intellectual assets by creating new product formats utilizing a fresh approach to creating multimedia "books plus" products. Studio Mouse will create new licenses, copyrights, and products to be sold into the supplemental education, trade and mass markets.

         The parties to this joint venture shall endeavor to negotiate, execute and deliver as soon as practicable an Operating Agreement and such other agreements as the parties deem appropriate to implement the transaction by September 1, 2001 or the letter of intent shall terminate.


Products and Licensing
----------------------

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


Marketing and Sales
-------------------

         The Company's products are sold to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and, except for the period from June 1999 up to May 2000, when Futech handled sales and distribution, 85 independent commissioned sale representatives. In addition, the Company mails a catalog directly to consumers, schools, and libraries and an in-house telemarketing staff receives and processes phone, Internet, and mail orders from these mailings. In June 1999, the Company transferred responsibility for trade sales and fulfillment to Futech Interactive, Inc.'s distribution center in Wisconsin in return for assistance in paying off the company's revolving credit facility with its bank and underwriting the company's working capital needs up through the closing of the Global Merger (which, however, never closed). Soundprints' inventory was sold to Futech at a deeper discount than it would sell to its most favored customers. In January 2000, Futech became unable to pay its open invoices to the Company and, consequently, the Company put Futech on a cash basis. Futech shipped very little merchandise to its customers for the five-month period through May 2000 and would not turn orders back to the Company. Sales suffered as a result. On May 24, 2000, the oral distribution arrangement with Futech was terminated and the Company regained control of distribution of its products. Total sales to Futech during the year ended March 31, 2000 were approximately $842,000 of which $269,000 remains unpaid. On June 26, 2000 the Company was notified that Futech had filed a voluntary petition under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Subsequently to this, the Company filed claims in the Futech bankruptcy as an unsecured creditor. The Company has not been informed of the results of the Futech bankruptcy petition.

         During the period over which Futech controlled retail sales, Soundprints initiated development of a growth area for the Company's products, the supplemental educational market as well as the retail mass market. A house sales manager was retained to sell to educational distributors and mass merchandisers who take the Company's products into the classroom and libraries for use as supplemental teaching materials in reading and science and into retail accounts such as T.J. Maxx and Wal*Mart. In addition, certain titles are sold by the Company as subrights for distribution into school book clubs and book fairs.

         The Company anticipates distributing its direct-to-consumer mail order catalog to demographically targeted households.


Manufacturing and Product Design
--------------------------------

         Plush and toy product design is done in "design rooms" managed by the Company's overseas contractors. Storybooks are created by freelance authors and illustrators working under the direction of the Company's editorial and graphic design staff. Audio is produced by an award-winning sound designer overseen by the Company's editorial department.

         The Company produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. Approximately seventy-nine percent of the toys purchased during the year were purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. The Company owns the design of each toy product (except for Smithsonian plush toys which are co-trademarked with Smithsonian Institution) and actively manages the design of new products. The Company believes that production could quickly be transferred to other companies in China and Sri Lanka if production were not available from the vendor in China or if more favorable pricing became available elsewhere. Approximately sixty-eight percent of the books purchased during the year were purchased from a U.S. company which subcontracts production to various printers in Asia. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to large customers. Audiocassettes are duplicated locally. Delivery has been satisfactory from all suppliers.


Governmental Regulations
------------------------

         The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. Those laws empower the Consumer Products Safety Commission (the "CPSC") to protect children from hazardous products. The CPSC has the authority to exclude from the market, articles that are found to be hazardous and can require a manufacturer to repurchase such products under certain circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company endeavors to comply with all applicable regulations.


Competition
-----------

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


Employees
---------

         As of March 31, 2001, the Company had twelve full-time and two part-time employees, all in its Norwalk facility, consisting of six persons in sales and administration, five in shipping and handling, and three in editing and graphic design. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area and to handle in-bound telemarketing for the direct response business.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases warehouse and administrative facilities in a 27,000 square foot building at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 50 miles east of New York City. This facility, first occupied by the Company in July 1996, is owned by a limited liability company, owned by the Company's President, a former Director and Officer, and a current Board Member. The property was purchased and financed independently of the Company.

         The lease, which runs to 2004, provides for annual rent which is lower than what is representative of the local market today and holds the Company responsible for payment of taxes and utilities as well as rent. The Company believes that its facilities are adequate for all of its foreseeable requirements.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the OTC Bulletin Board under the symbol "TRDY."

         The price of the Company's Common Stock as of July 11, 2001 was $0.00610 per share. The prices presented are bid quotations, as reported by NASDAQ, that reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions:

                                                 Common Stock Price
                                                 ------------------
                                                 High           Low
                                                 ----           ---

         Year ended March 31, 2001
         -------------------------

                  First Quarter                 $0.09000     $0.01400
                  Second Quarter                 0.02900      0.01187
                  Third Quarter                  0.01700      0.00500
                  Fourth Quarter                 0.01000      0.00350

         Year ended March 31, 2000
         -------------------------

                  First Quarter                 $0.00120     $0.00020
                  Second Quarter                 0.00100      0.00050
                  Third Quarter                  0.03000      0.00050
                  Fourth Quarter                 0.18000      0.00200

         As of March 31, 2001, there were approximately 1,450 common stockholders of record, including brokers who hold stock for others.

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

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000
-----------------------------------------------------------------------------

Results of Operations
---------------------

         NET SALES. Net sales for the year ended March 31, 2001 were $1,448,000 compared to net sales of $2,476,000 for the prior year ended March 31, 2001, a decrease of $1,028,000. The decrease in net sales for the year is attributable to the loss of the Company's sales to Futech Interactive Products, Inc., which had acted as the Company's distributor for the majority of its sales from June 1999 through mid-May 2000. After Futech filed for bankruptcy in June 2000, the Company resumed distribution of its products and re-inherited its sales organization that it ceded to Futech in May 1999. However, absent of a banking credit facility, the Company was not able to accept orders which it had traditionally received from the warehouse clubs each fall for the past seven years. The Company also suffered from inventory out of stock positions since it was not able to reprint its books and purchase replacement plush. Finally, the Company's school and consumer mail order catalog mailing was cancelled. Net sales also decreased as a result of the Company's shipping goods to a certain customer (not included in sales) on a consignment basis and from discounts given on the sale of certain excess inventory items.

         COST OF SALES. Cost of sales for the year ended March 31, 2001 were $1,365,000 compared to $1,870,000 for the prior year, a decrease of $504,000. The increase of cost of sales as a percentage of net sales for the year was primarily the result of the sale of certain excess inventory items (some of which were previously written down) in the amount of $269,000, aggressive promotional pricing on some items during the first quarter of the year, lack of direct mail catalog, and higher discounts. Also included in the cost of sales are fixed charges for production salaries, amortization of design costs, adjustments to the reserve for slow moving inventory and miscellaneous production overhead costs in the aggregate of $607,000, including an additional write-down of inventory in the amount of $145,000, for the year ended March 31, 2001.

         As a result of these changes in net sales and cost of sales, gross profit for the year ended March 31, 2001 decreased to $83,000 from $607,000 for the prior year.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses for the year ended March 31, 2001 decreased by $659,000 to $964,000 compared to expenses of $1,623,000 for the year ended March 31, 2000. The decrease in selling, general, and administrative expenses is a result of the Company having taken measures to reduce spending in such areas as rent, mail order catalog expenses, personnel resignations, and other discretionary spending. Also during the year, $50,000 rent expense incurred during the year for the Company's building that had been accrued and payable to the shareholder-officer and another shareholder was reversed.

         INTEREST EXPENSE. Interest expense for the year ended March 31, 2001 increased by $86,000 to $224,000 compared to interest expense of $138,000 for the year ended March 31, 2000. The increase in interest expense for the year was primarily a result of the Company's borrowing from the Burnham family to cover immediate operating cash needs.

         OTHER INCOME. Other income for the year ended March 31, 2001 decreased by $65,000 to $69,000 compared to other income of $135,000 for the year ended March 31, 2000. The decrease in other income for the year ended March 31, 2001 was primarily attributable to the lack of sales effort relating to sub-rights sales and the accrual of sub-rights expenses related to the Company's license.

         EXTRAORDINARY ITEM. The Company converted debt approximating $2,100,000 to related parties for 70,832,000 shares. To the extent that the per share value ascribed, by a special committee of the Board of Directors, to the conversion exceeded $(0.02) the then current market value of the stock, extraordinary gain was recognized.

         NET INCOME/LOSS. As a result of the items discussed above, net income for the year ended March 31, 2001 was $356,653 compared to net loss of $1,044,000 for the prior year.

Impact of New Accounting Pronouncements
---------------------------------------

         The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources
-------------------------------

         The Company continues to experience a severe working capital deficiency and negative cash flow from operations. The Company has been unable to accept orders due to the lack of a working capital credit facility. As of March 31, 2001, the Company's indebtedness to its vendors, and royalty and commission recipients was approximately $481,000. The Company's open sales order backlog as of July 11, 2001 is $1,027,000.

         The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing licensing support from its primary licensor, the Smithsonian Institution, and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales, consummation of the formation of its joint venture with Chart Studio (see General Development of Business, above), and its ability to borrow money, albeit not at past levels from its shareholders, will be sufficient to allow the Company to continue in operation.

         In November 2000, the Board of Directors of the Company approved a plan which provided an aggregate of $900,000 of new loans for the Company from Mr. Burnham and his family. After these new loans were in place, the Company was indebted to related parties in the amount of $3,200,000 (see below).

         In March 2001, the Board of Directors approved the conversion of $2,100,000 of debt owed by the Company to Mr. Burnham and to members of his family into 70,832,000 newly issued shares of the Company's Common Stock. A valuation of three cents ($0.03) per share was used for the conversion of the debt. The conversion price was determined by an independent special committee of the Board of Directors. The conversion was effective March 15, 2001. After the conversion, and at the year ended March 31, 2001, the Company was indebted to related parties in the amount of $1,100,000.

ITEM 7.  FINANCIAL STATEMENTS

                                Trudy Corporation

                                Financial Report

                                 March 31, 2001

                                    Contents

         Independent Auditors' Reports

         Balance Sheets
         Statement of Operations
         Statements of Shareholders' Equity (Deficit)
         Statements of Cash Flows
         Notes to Financial Statements


            Report of Abrams and Company, P.C., Independent Auditors

To The Stockholders
Trudy Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheet of Trudy Corporation as of March 31, 2001, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 2001, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a deficiency in working capital, and a deficiency in net assets and has continued to experience a significant decline in revenues. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Notes 1 and 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ABRAMS AND COMPANY, P. C.
---------------------------------
Abrams and Company, P. C.
Melville, NY



July 2, 2001

                                Trudy Corporation

                                  Balance Sheet

                                 March 31, 2001


ASSETS

Current assets:
       Cash and cash equivalents                                       $     394,851
       Accounts receivable
             Net of allowance for doubtful accounts of $20,000               135,602
       Inventories, net                                                      824,917
       Prepaid expenses and other current assets                              55,781
                                                                       -------------
             Total current assets                                          1,411,151

Property and equipment, net                                                   70,739
Pre-publication costs, royalty advances and other assets, net                134,209
                                                                       -------------
             Total assets                                              $   1,616,099
                                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                           $     481,225
       Notes payable to shareholders and officer and related parties       1,050,000
                                                                       -------------
             Total current liabilities                                     1,531,225

Shareholders' equity:
       Common stock: $.0001 par value:
             Authorized shares - 850,000,000
             Issued and outstanding shares - 442,460,249                      44,246
       Additional paid-in capital                                          4,945,264
       Accumulated deficit                                                (4,904,636)
                                                                       -------------
             Total shareholders' equity                                       84,874

                                                                       -------------
             Total liabilities and shareholders' equity                $   1,616,099
                                                                       =============

See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                            Statements of Operations


                                                     Year Ended March 31,
                                                 ------------------------------
                                                     2001              2000
                                                 -------------    -------------


Net sales                                        $   1,447,931    $   2,476,252
Cost of sales                                        1,365,150        1,869,549
                                                 -------------    -------------
Gross profit                                            82,781          606,703

Operating expenses:
Selling, general and administrative                    964,436        1,623,038
Depreciation and amortization                           23,345           24,097
                                                 -------------    -------------
Loss from operations                                  (905,000)      (1,040,432)

Interest expense                                       224,149          138,056
Other income                                            69,162          134,617
                                                 -------------    -------------
Net loss before income taxes                        (1,059,987)      (1,043,871)

Income tax benefit (provision)                              --               --
                                                 -------------    -------------
Loss before extraordinary item                      (1,059,987)      (1,043,871)

Extraordinary item - gain on debt extinguishment     1,416,640               --
                                                 -------------    -------------
Net income (loss)                                $     356,653    $  (1,043,871)
                                                 =============    =============


Basic and diluted net income (loss) per share    $        0.00    $       (0.00)
                                                 =============    =============


Weighted average number of shares outstanding      358,447,749      340,583,082
                                                 =============    =============


See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                   Statement of Shareholders' (Deficit) Equity

                       Years ended March 31, 2001 and 2000


                                          Common Stock           Additional                     Total
                                    -------------------------     Paid-In     Accumulated    Shareholders'
                                       Shares       Amount        Capital       Deficit    (Deficit) Equity
                                    -----------   -----------   -----------   -----------    -----------
Balance at March 31, 1999           331,222,249   $    33,123   $ 4,056,636   $(4,217,418)   $  (127,659)

Common stock issued                  18,965,000         1,896        17,136            --         19,032

Net loss                                     --            --            --    (1,043,871)    (1,043,871)

                                    -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2000           350,187,249        35,019     4,073,772    (5,261,289)    (1,152,498)

Proceeds from exercise of options     3,000,000           300         2,700            --          3,000

Stock issued for compensation         8,500,000           850        62,700            --         63,550

Stock issued for debt compromises    80,773,000         8,077       806,092            --        814,169

Net income                                   --            --            --       356,653        356,653

                                    -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2001           442,460,249   $    44,246   $ 4,945,264   $(4,904,636)   $    84,874
                                    ===========   ===========   ===========   ===========    ===========

See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                            Statements of Cash Flows


                                                                                 Years Ended March 31,
                                                                              --------------------------
                                                                                 2001            2000
                                                                              -----------    -----------
Cash Flow from Operating Activities:

Net income (loss)                                                             $   356,653    $(1,043,871)

Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of pre-publication costs and royalty advances                 148,098        159,578
       Depreciation                                                                23,345         24,097
       Provision for losses on accounts receivable                                  5,111          4,697
       Provision for slow moving inventory                                        145,000        250,000
       Stock issued for compensation                                               63,550         18,800
       Benefit from sales returns                                                                (25,000)
       Gain on debt extinguishment                                             (1,416,640)

Changes in operating assets and liabilities:
       Accounts receivable                                                       (152,903)      (292,407)
       Inventories                                                                243,898         37,391
       Prepaid expenses and other current assets                                  (44,861)        39,922
       Accounts payable and accrued expenses                                     (326,507)       465,737
                                                                              -----------    -----------
Net cash used in operating activities                                            (955,256)      (361,056)
                                                                              -----------    -----------

Investing activities
       Pre-publication, royalty advances and other assets, net                    (77,777)      (158,896)
       Purchases of property and equipment and other assets                        (1,041)        (2,955)
                                                                              -----------    -----------
Net cash used in investing activities                                             (78,818)      (161,851)
                                                                              -----------    -----------

Financing activities
       Net borrowings (payments) on short-term borrowings                       1,405,287       (240,349)
       Increase in long-term debt                                                                 11,897
       Proceeds from exercise of common stock grants                                3,000            230
       Proceeds from related party                                                               230,000
       Advances from Futech Interactive Products, Inc.                                           541,143
                                                                              -----------    -----------
Net cash provided by financing activities                                       1,408,287        542,921
                                                                              -----------    -----------

Net increase in cash and cash equivalents                                         374,213         20,014
Cash and cash equivalents at beginning of period                                   20,638            624
                                                                              -----------    -----------
Cash and cash equivalents at end of year                                      $   394,851    $    20,638
                                                                              ===========    ===========

Cash paid for interest                                                        $    69,725    $    75,926
Cash paid for income taxes                                                    $        --    $        --

Non-cash investing/financing activities included conversion of debt to equity of $2,222,732.


See accompanying summary of accounting policies and notes to financial statements.

1.       Accounting Policies

Description of Business

Trudy Corporation, the ("Company"), designs, manufactures and markets plush stuffed animals and publishes children's books and audiocassettes for sale to both retail and wholesale customers, both domestically and internationally. All Company product is sold under the trade name of Soundprints.

Basis of Presentation

The Company has incurred significant operating losses in the past three years and has a deficiency in working capital, and has continued to experience a significant decline in revenues from $3,390,884 in 1999 to $2,476,252 in 2000 and $1,447,931 in 2001. The Company has been funded by a principal shareholder-officer and another shareholder and had been funded in 2000 by Futech Interactive Products, Inc.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing license agreements and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales, consummation of the formation of its joint venture (Studio Mouse, LLC) with The Chart Studio (Pty.) Ltd., and its ability to borrow money, albeit maybe not at the past levels from its shareholders, will be sufficient to allow the Company to continue in operation.

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

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management performs ongoing business reviews and evaluates impairment indicators based on qualitative and quantitative factors. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized. Management believes that no impairment loss has occurred.

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

Income/Loss Per Share Computation

Income/Loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities using the if-converted method. The assumed exercise of stock options would not be dilutive in 2001 and would be antidilutive in 2000.

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

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued several pronouncements and interpretations and the Securities and Exchange Commission (SEC) issued several Staff Accounting Bulletins (SAB). Certain of these pronouncements may have future applicability, Statement of Financial Accounting Standards (SFAS) No. 132 "Employers Disclosures about Pensions and Other Post Retirement Benefits," effective June 15, 2000, and No. 137 "Accounting for Derivative Instruments and Hedging Activities," effective June 15, 2000 would not have impacted the financial statements as the Company has not participated in derivative transactions nor does the Company have a defined benefit plan.

In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation", and interpretations of Accounting Principles Board No. 25. This interpretation is effective July 1, 2000. The effects of applying this interpretation would be recognized on a prospective basis from July 1, 2000. The impact of this interpretation is not expected to be material.

In August 1999, the SEC issued SAB No. 99 "Materiality". SAB 99 provides that the exclusive reliance on certain quantitative benchmarks to assess materiality in preparing financial statements is inappropriate; misstatements are not immaterial simply because they fall beneath a numerical threshold. Management believes the Company is in compliance with SAB 99.

Advertising

Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed the publication date of the new brochure or twelve months, whichever is less.

Advertising expense was approximately $1,900 and $3,300 for the years ended March 31, 2000 and 2001, respectively.

Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform to those used in 2001.

2.       Inventories

Inventories consist of the following:

                                                             March 31,
                                                               2001
                                                          --------------

        Raw materials                                     $       49,237
        Finished goods                                         1,425,680
                                                          --------------
        Gross Inventory Value                                  1,474,917
        Reserve for slow-moving inventory                       (650,000)
                                                          --------------
        Net Inventory Value                               $      824,917
                                                          ==============





The changes in the Company's reserve for slow-moving inventory is as follows:

        Balance at April 1, 2000                          $      505,000
           Additions                                             145,000
                                                          --------------
        Balance at March 31, 2001                         $      650,000
                                                          ==============

3.       Equipment

Equipment consists of the following:

                                                             March 31,
                                                               2001
                                                          --------------

        Machinery and equipment                           $      159,062
        Furniture and fixtures                                    24,628
                                                          --------------
                                                                 183,690
        Accumulated depreciation                                (112,951)
                                                          --------------
                                                          $       70,739
                                                          ==============

4.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:


                                                             March 31,
                                                               2001
                                                          --------------

        Accounts payable                                  $      202,766
        Accrued royalties and commissions                        223,534
        Payroll and related taxes                                 28,969
        Other                                                     25,956
                                                          --------------
                                                          $      481,225
                                                          ==============


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

         In a letter agreement dated March 3, 1999 certain terms, detailed below, subsequently became an integral part of the aforementioned Agreement and Plan of Merger between Futech and the Company. These terms explained the timetable for financing the merger and Futech's assistance with the Company's working capital needs in the event of a delay in the closing of the merger:

         o The proxy solicitation materials and registration statement prepared for use in connection with Trudy's meeting of shareholders would be filed as promptly as practical with the SEC, which filing will not be later than April 13, 1999. Futech would retain and compensate counsel of its own choosing to prepare, these documents subject to the review of the Company's (Trudy) counsel, compensation for which would be pre-agreed.

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

         The Global merger agreement was terminated, effective December 1, 1999. Such termination agreement provided that:

         o None of the parties would have any further liability, or obligation arising out of the merger agreement.

         o The rights and obligations of the parties under such agreement were terminated and each party forever released and discharged each other party from any and all obligations, claims, liabilities, damages, expenses and costs relating to the merger agreement and the transactions contemplated thereby, provided, however, that Futech's release of Trudy and its stockholder and Trudy and its stockholder's release of Futech would not be effective until Janex (see Note 12 below, Terminated Janex International Inc. Acquisition) completed its acquisition of a majority interest in Trudy.

(b) In connection with the above, and other transactions with Futech, the components of the amounts included in accounts payable are as follows:

         Amounts due from Futech:
         Trade receivables from sales of inventory to
            Futech at reduced prices                           $    313,324
         Reimbursable expenses related to merger                    232,624
                                                               ------------
              Total                                                 545,948


         Amount due to and advances from Futech:
         Trade payables for inventory purchases from Futech          25,814
         Advances from Futech Interactive Products, Inc.            541,143
                                                               ------------
              Total                                                 566,957
                                                               ------------
                    Net                                        $     21,009
                                                               ============


         The Company's sales to Futech approximated $842,000, or 34% of the Company's sales for the year ended March 31, 2000.

(c) On June 22, 2000, Futech filed for protection under Chapter 11 of the Bankruptcy Code. The Company filed claims in the Futech bankruptcy as an unsecured creditor. The Company has not been informed of the results of the Futech bankruptcy petition.

(d) In January 2001, the U.S. Bankruptcy Court approved the purchase, by Janex, of certain assets of Futech.

6.       Notes Payable to Related Parties

Notes payable to related parties consist of the following:

                                                                  March 31,
                                                                    2001
                                                               --------------
        $250,000 in aggregated promissory notes to a
           shareholder with 8.00 percent interest rate
           and payable on demand.
                                                               $      250,000

        $150,000 promissory note to the president, with
           a variable interest rate of 7.50 percent as
           of March 31, 2001, with interest payable monthly
           and principal payable in twelve monthly payments
           beginning on April 1, 2002.
                                                                      150,000

        $650,000 demand note payable to the president and
          his wife, who is a director, with a variable
          interest rate of 6.08 percent as of March 31, 2001.
                                                                      650,000
                                                               --------------
                                                               $    1,050,000
                                                               ==============

In March 2001, the Board of Directors approved the conversion of approximately $2,100,000 of debt owed by the Company to William W. Burnham, Chairman, President and Chief Executive Officer, and to members of his family into 70,832,000 newly issued shares of the Company's Common Stock. A special committee of the Board of Directors was appointed to determine the share value to be ascribed to the transaction. A valuation of three cents ($0.03) per share was used for the conversion of the debt. The conversion was effective March 15, 2001.

7.       Extraordinary Item

The Company converted debt approximating $2,100,000 to related parties for 70,832,000 shares. To the extent that the per share value ascribed, by a special committee of the Board of Directors, to the conversion exceeded $(0.02) the then current market value of the stock, extraordinary gain was recognized.

8.       Concentrations and Credit Risk

(a)      Sales

         There were no sales during the year ended March 31, 2001 to any one customer in excess of 10% of total sales, except as to Futech during 2000.

         The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian"). Sales with the Smithsonian name approximated 57 percent and 90 percent of net sales in the years ended March 31, 2000 and 2001, respectively.

(b)      Cost of Sales

         The Company produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. In 2000, the Company purchased 80% (approximating $412,000) of its toys from the same vendor in China and purchased an additional 20% (approximating $102,000) of its toys from a vendor in Sri Lanka. In 2001, the Company purchased 79% (approximating $195,000) of its toys from the same vendor in China and 68% (approximating $148,000) of its books from one vendor in China. The Company has other qualified sources of supply from which it has purchased in the past.

The Company owns the design of each existing toy product (except for Smithsonian plush toys which are co-trademarked with Smithsonian Institution) and actively manages the design of new products. The Company believes, and demonstrated, in 2001 that production could quickly be transferred to other companies in China and Sri Lanka if production were not available from the vendor in China, or if more favorable pricing became available.

Books are purchased from a U.S. company which subcontracts production to various printers in the Far East. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally.

9.       Income Taxes

The Company's provision for income taxes was $0 for years ended March 31, 2001 and 2000.

The provision for income tax differs from the U.S. federal statutory rate as follows:

                                                                                  March 31,
                                                                        ----------------------------
                                                                            2001            2000
                                                                        ------------    ------------
     Income tax provision (benefit) at statutory rate                       (34.0)%         (34.0)%
     Net operating loss for which no current benefit has been taken          34.0            34.0
     Establishment of valuation reserve for deferred tax assets                --              --
                                                                        ------------    ------------
     Income tax provision                                                       0%             0%
                                                                        ============    ============

The deferred tax assets consist of the following:

                                                                 March 31,
                                                                   2001
                                                              -------------

        Reserves and accruals                                 $      13,000
        Net operating loss carryforwards                          1,305,000
                                                              -------------
        Total gross deferred tax assets                           1,318,000
        Less valuation allowance                                 (1,318,000)
                                                              -------------
                                                              $          --
                                                              =============

The Company has net operating loss carryforward approximating $4,300,000 and expires as follows:


                                       2004                   $    450,000
                                       2005                        157,000
                                       2006                      1,246,000
                                       2007                        324,000
                                       2008                        258,000
                                       Thereafter                1,865,000
                                                              ------------
                                                              $  4,300,000
                                                              ============

The realization of the Company's deferred tax assets is dependent on future profits, which are not assured. Accordingly, a valuation allowance equal to the net deferred tax assets has been provided at March 31, 2001. The valuation allowance for deferred tax assets decreased by $137,000 and increased by $142,000 during the years ended March 31, 2001 and 2000, respectively, due to the establishment of valuation reserves against all net deferred tax assets.

10.      Stock-Based Compensation

The Company has stock options outstanding under its 1987 Stock Option Plan ("the Plan"). No further options may be granted under the Plan. Existing options expire upon the earlier of employee termination or ten years from the date of grant. Options outstanding have exercise prices of $0.001 and have a weighted average remaining life of 65 months.

A summary of the Company's stock option activity, and related information is as follows:

                                                                      Weighted-
                                                                      Average
                                                                      Exercise
                                                        Options        Price
                                                      -----------    -----------
         Outstanding at April 1, 1999                  14,680,000    $     0.001
         Exercised                                       (165,000)            --
         Forfeited                                     (6,500,000)            --
                                                      -----------    -----------
         Outstanding at March 31, 2000                  8,015,000          0.001
         Exercised                                     (3,000,000)         0.001
         Forfeited                                       (920,000)         0.001
                                                      -----------    -----------
         Outstanding at March 31, 2001                  4,095,000    $     0.001
                                                      ===========    ===========

         Exercisable at end of year                     4,095,000
                                                      ===========


In 2001, stock based compensation approximated $63,000 and $19,000 in 2000.

11.      Benefit Plan

Effective January 1, 1999, the Company adopted a 401(k) Retirement Plan, which covers substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent on the first 3 percent of employee contributions. The Company made $5,597 and $2,923 in matching contributions to the Plan and paid $2,449 and $1,484 in administrative expenses in 2000 and 2001, respectively.

12.      Commitments

(a)  Commitments

The Company leases its building under a non-cancelable operating lease from a limited liability company owned by the Company's President, a former Director and Officer and a current Board member. Rent expense was approximately $110,000 and $47,000 for the years ended March 31, 2000 and 2001, respectively. Future minimum payments under non-cancelable operating leases with initial terms of one year or more approximated the following at March 31, 2001:

        2002                                                $   111,000
        2003                                                    110,000
        2004                                                    110,000
        2005                                                     28,000
                                                            -----------
        Total minimum lease payments                        $   359,000
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



                      Period                                   Amount
        ------------------------------------                ------------
        October 1, 1998 - September 30, 1999                $    95,000
        October 1, 1999 - September 30, 2000                    100,000
        October 1, 2000 - September 30, 2001                    105,000
        October 1, 2001 - September 30, 2002                    110,000
                                                            -----------
                                                            $   410,000
                                                            ===========

13.      Terminated Acquisition By Janex International Inc.

On February 21, 2000, the Company announced that Janex agreed in principle to purchase the Common Stock of the Company beneficially owned by the Burnham Family and Directors and employees of the Company amounting to approximately 228,730,000 shares or 64% of the issued and outstanding common stock of the Company. Consideration for the purchase was to have been $319,400 in cash and 348,436 shares of Janex Common Stock, valued for purposes of the transaction at $5.50 per share, representing an aggregate value of $1,916,400. Notes in the amount of approximately $1,700,000 held by the Burnham Family were to be paid at the closing or within twelve months of the closing. Janex also agreed to fund the ongoing working capital needs of the Company and to purchase the balance of the Company's Common Stock owned by the minority shareholders should the share price of the Common Stock have fallen below the Janex offer price to the majority shareholders for a 30 day period within 12 months of closing. This transaction was to have replaced at closing the Company's obligations under the merger agreement, dated June 4, 1999, among the Company, Futech, Janex, and the other parties. On May 4, 2000, the Company announced that Janex had entered into a definitive stock purchase and sale agreement to acquire control of the Company through the purchase of Common Stock of the Company beneficially owned by the Burnham Family, amounting to 182,412,000 shares or 52% of the issued and outstanding Common Stock of the Corporation. Consideration for the purchase would have been 920,000 shares of Janex Common Stock, valued for purposes of the transaction at $2.00 per share, representing an aggregate value of $1,840,000. Indebtedness owed by the Company to the Burnham Family in the amount of approximately $1,500,000 was to be paid at the closing through the issuance of additional Janex shares, also valued at $2.00 per share. Janex also agreed to pay $650,000 in cash to two members of Burnham Family in liquidation of additional debt of the Company.

However, on May 23, 2000, the Company announced that the Burnham Family and the Company had been informed by Janex that Janex wished to make substantial changes to the agreement. In view of the changes, which were materially unfavorable to the Company, Burnham Family had no choice but to consider the agreement terminated by Janex.

14.      Subsequent Event

On June 8, 2001, the Company announced that it had signed a letter of intent preparatory to entering into a final definitive agreement for the formation of a joint venture limited liability company (Studio Mouse LLC), ("Studio Mouse") with The Chart Studio (Pty.) Ltd., ("Chart Studio") a privately held South African company.

Under the terms of the agreement between the Company and Chart Studio, The Company and Chart Studio will each hold 45% of the total issued shares in Studio Mouse, with the remaining 10% of shares held by employees of both The Company and Chart Studio. The Studio Mouse board of managers will be made up of two members appointed by the Company and two members appointed by Chart Studio. The execution of the final definitive agreement is subject to the approval of 1) certain appropriate governmental authorities, 2) The Smithsonian Institution for a subsidiary rights license for the use of proprietary content owned by Soundprints and the Smithsonian to be granted to Studio Mouse, and 3) execution of a subsidiary rights license agreement between each of the Company and Chart Studio and Studio Mouse for the use of proprietary content owned by each respective licensor.

The new company, Studio Mouse, will maximize combined intellectual assets by creating new product formats utilizing a fresh approach to creating multimedia "books plus" products. Studio Mouse will create new licenses, copyrights, and products to be sold into the supplemental education, trade and mass markets.

The parties to this joint venture shall endeavor to negotiate, execute and deliver as soon as practicable an Operating Agreement and such other agreements as the parties deem appropriate to implement the transaction by September 1, 2001 the letter of internet shall terminate.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the names and ages of all the directors and the executive officer of the Registrant and the positions and offices held by such persons as of March 31, 2001.

         Name                     Age     Position
         ----                     ---     --------

         William W. Burnham        59     Chairman of the Board of Directors,
                                          President, and Chief Executive Officer

         Alice B. Burnham          54     Director

         Peter D. Nalle            54     Director

         Fred M. Filoon            59     Director


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

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of forms furnished to the Company, the Company believes that all filing requirements with respect to the year ended March 31, 2001 applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except that each of William. Burnham, the Company's Chairman, and Alice Burnham, a director, failed to file a Form 4 on a timely basis for the common stock issued to them on March 15, 2001.


ITEM 10. EXECUTIVE COMPENSATION

         During the year ended March 31, 2001 no employee of the Company received compensation exceeding $100,000. William W. Burnham, the President and Chief Executive Officer, received cash compensation totaling $92,000.

         On October 30, 2000, the Board of Directors of the Company approved the grant of shares of Common Stock to certain Directors, Officers, and employees of the Company to fulfill the Company's compensation arrangements with these individuals. On March 15, 2001, the Board approved grants of Common Stock to an additional employee. In total, 8,500,000 shares of Common Stock was issued as follows:


Name                                   Number of shares of Common Stock granted
----                                   ----------------------------------------

Alice B. Burnham                                      1,000,000
Fred M. Filoon                                        2,000,000
Peter D. Nalle                                        2,000,000
Other employees                                       3,500,000
                                                      ---------
         Total Shares Granted                         8,500,000

Stock Options
-------------

         On March 3, 1987, both the Board of Directors and shareholders of the Company adopted the 1987 Stock Option Plan (the "Plan"). The Plan provides that options granted thereunder are intended to qualify either as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Code") or non-qualified options. The plan provides that no options may be granted after the tenth anniversary of the plan's effective date.

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

         As of March 31, 2001, 4,095,000 shares were subject to outstanding options.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of July 11, 2001, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

--------------------------------------------------------------------------------
                                     Common Stock
Name                                 Beneficially Owned(1)     Percent of Class
--------------------------------------------------------------------------------

William W. Burnham(2)(3)                 166,036,000                      37.2%
--------------------------------------------------------------------------------

Alice B. Burnham(2)(3)                    72,770,000                      16.3%
--------------------------------------------------------------------------------

Fred M. Filoon (3)(4)                      6,750,000                       1.5%
--------------------------------------------------------------------------------

Peter D. Nalle (3)                         3,750,000                       0.8%
--------------------------------------------------------------------------------

All Directors and Officers as a
group (5 persons) (4)                    249,306,000                      56.0%

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

3) The address of each of these individuals is c/o Trudy Corporation, 353 Main Avenue, Norwalk, Connecticut 06851-1552.

4) Includes 3,000,000 shares of Common Stock issuable upon exercise of immediately exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the President and Chief Executive Officer of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred
M. Filoon, a Director of the Company.

         During the year ended March 31, 2001, the Company's President and his wife (a director and shareholder) loaned the Company $965,000 and $260,000 respectively, for a total of $1,225,000 After these new loans were in place, the Company was indebted to related parties in the amount of $3,200,000. Effective March 15, 2001, the Board of Directors approved the conversion of $2,100,000 of debt owed by the Company to the Company's President, and other members of his family into 70,832,000 newly issued shares of the Company's Common Stock. A valuation of three cents ($0.03) per share was used for the conversion of the debt. After the conversion, and at the year ended March 31, 2001, the Company was indebted to related parties in the amount of $1,100,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

3a. Certificate of Incorporation (incorporated by reference to the Company's registration statement on Form S-18 (file number 33-14379B)).

3b. Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Company's registration statement on Form S-18 (file number 33-14379B)).

3c. By-laws of Company (incorporated by reference to the Company's registration statement on Form S-18 (file number 33-14379B)).

3d. Certificate of Incorporation of Norwest Manufacturing Company (incorporated by reference to the Company's registration statement on Form S-18 (file number 33-14379B)).

3e. Certificate Amending Certificate of Incorporation of Norwest Manufacturing Company dated December 5, 1979 (incorporated by reference to the Company's registration statement on Form S-18 (file number 33-14379B)).

3f. Certificate Amending Certificate of Incorporation of Trudy Toys Company, Inc. dated March 27, 1984 (incorporated by reference to the Company's registration statement on Form S-18 (file number 33-14379B)).

Reports on Form 8-K
-------------------

Current Reports on Form 8-K dated March 19, 2001 and June 8, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUDY CORPORATION
(Registrant)


By: /s/ WILLIAM W. BURNHAM
    ------------------------------------------
    William W. Burnham, Chairman of the Board,
    President and Chief Executive Officer

Dated:   July 10, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date
---------                             -----                          ----

/s/ WILLIAM W. BURNHAM        Chairman of the Board,             July 10, 2001
------------------------      President and Chief Executive
William W. Burnham            Officer

/s/ ALICE B. BURNHAM          Director                           July 10, 2001
------------------------
Alice B. Burnham

/s/ PETER D. NALLE            Director                           July 12, 2001
------------------------
Peter D. Nalle

/s/ JAMES S. HELLMAN          Chief Financial Officer and        July 12, 2001
------------------------      Chief Accounting Officer
James S. Hellman