Form 10QSB
period 2001-06-30
TRUDY CORP
filed 2001-08-14
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2001

                           Commission File No. 0-16056


                                TRUDY CORPORATION
                                 353 Main Avenue
                                Norwalk, CT 06851


                      Incorporated in the State of DELAWARE
                      Federal Identification No. 06-1007765


                            Telephone: (203) 846-2274


Trudy Corporation has filed all reports required to be filed by section 13 or 15
(d) of the Securities Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the past year.


                              SHARES OUTSTANDING AT
                                  June 30, 2001
               Common Stock, $.0001 par value: 442,460,249 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets - June 30, 2001 (unaudited)                                     3

Statements of Operations (unaudited) for the three months
                  ended June 30, 2001 and June 30, 2000                        4

Statements of Cash Flows (unaudited) for the three months
                  ended June 30, 2001 and June 30, 2000                        5

Statement of Shareholders' Deficit (unaudited) from
                  April 1, 2001 through June 30, 2001                          6

Notes to Financial Statements (unaudited)                                      7

Item 2.  Management's Discussion and Analysis                                 10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                    13


                                Trudy Corporation
                                  Balance Sheet

                                                                                       June 30,
                                                                                         2001
                                                                                    --------------
                                                                                     (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                           $       25,645
Accounts receivable, net of allowance for doubtful accounts of $23,250                     190,030
Advances to Studio Mouse LLC                                                                25,000
Inventories, net                                                                           887,490
Prepaid expenses and other current assets                                                  136,693
                                                                                    --------------
Total current assets                                                                     1,264,858

Equipment, net                                                                              88,096
Pre-publication costs, royalty advances, and other assets net                              180,108
                                                                                    --------------
Total assets                                                                        $    1,533,062
                                                                                    ==============

Liabilities and shareholders' equity (deficit) Current liabilities:
       Accounts payable and accrued expenses                                               569,826
       Notes payable to shareholder - officer                                            1,050,000
                                                                                    --------------
Total current liabilities                                                                1,619,826

Shareholders' (deficit) equity:
       Common stock: $.0001 par value:
             Authorized shares - 850,000,000
             Issued and outstanding shares - 442,460,249                                    44,246
       Additional paid-in capital                                                        4,945,264
       Accumulated deficit                                                              (5,076,274)
                                                                                    --------------
Total shareholders' (deficit) equity                                                       (86,764)

                                                                                    --------------
Total liabilities and shareholders' (deficit) equity                                $    1,533,062
                                                                                    ==============


       See accompanying summary of accounting policies and notes to financial statements.


                                Trudy Corporation
                            Statements of Operations


                                                                Three Month Period Ended June 30,
                                                                --------------------------------
                                                                     2001              2000
                                                                --------------    --------------
                                                                  (Unaudited)       (Unaudited)
Net sales                                                       $      324,930    $      291,335
        Cost of sales                                                  258,754           379,847
                                                                --------------    --------------
Gross profit (loss)                                                     66,176           (88,512)

Operating expenses:
        Selling, general and administrative                            230,844           218,223
        Depreciation and amortization                                    5,821             5,821
                                                                --------------    --------------
Income (loss) from operations                                         (170,489)         (312,556)
Other income (expense):
        Interest expense                                                (3,285)          (40,388)
        Other income                                                    24,424            10,700
        Loss in equity investment                                      (22,288)                -
                                                                --------------    --------------

Net loss before income taxes                                          (171,638)         (342,244)
Income tax benefit (provision)                                               -                 -
                                                                --------------    --------------
Net loss                                                        $     (171,638)   $     (342,244)
                                                                ==============    ==============

Net loss per share:
                                                                --------------    --------------
Basic and diluted                                               $        (0.00)   $        (0.00)
                                                                ==============    ==============

Weighted average shares used in computation:
                                                                --------------    --------------
Basic and diluted                                                  442,460,249       350,187,249
                                                                ==============    ==============



       See accompanying summary of accounting policies and notes to financial statements.


                                Trudy Corporation
                            Statements of Cash Flows

                                                                          Three Month Period Ended June 30,
                                                                          --------------------------------
                                                                               2001              2000
                                                                          --------------    --------------
Operating activities

Net loss                                                                  $     (171,638)   $     (342,244)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation                                                                       5,821             5,821
Amortization of pre-publication costs                                              7,500            22,500
Provision for losses on accounts receivable                                        3,799            13,023
Provision for slow moving inventory                                              (15,000)          152,000

Changes in operating assets and liabilities:
Accounts receivable                                                              (58,227)         (136,235)
Advances to Studio Mouse LLC                                                     (25,000)                -
Inventories                                                                      (47,573)           33,107
Prepaid expenses and other current assets                                        (80,912)          (27,340)
Accounts payable and accrued expenses                                             88,601           (10,839)
                                                                          --------------    --------------
Net cash (used in)/provided by operating activities                             (292,629)         (290,207)

Investing activities
Purchases of property and equipment                                              (23,178)                -
Pre-publication and royalty advances, net                                        (53,399)          (23,449)
                                                                          --------------    --------------
Net cash used in investing activities                                            (76,577)          (23,449)

Financing activities
Proceeds from issuance of  loans - long-term                                           -             2,895
Proceeds from loans by shareholder - officer                                           -           315,001
                                                                          --------------    --------------
Net cash (used) provided by financing activities                                       -           317,896
                                                                          --------------    --------------

Net increase (decrease) in cash and cash equivalents                            (369,206)            4,240
Cash and cash equivalents at beginning of period                                 394,851                 -
                                                                          --------------    --------------
Cash and cash equivalents at end of period                                $       25,645    $      394,851
                                                                          ==============    ==============



       See accompanying summary of accounting policies and notes to financial statements.


                                Trudy Corporation
                       Statement of Shareholders' Deficit


                                           Common Stock           Additional                         Total
                                  ----------------------------      Paid-In        Accumulated     Shareholders'
                                    Shares          Amount          Capital          Deficit         Deficit
                                  -----------   --------------   --------------   --------------  --------------

Balance at March 31, 2001         442,460,249   $       44,246   $    4,945,264   $   (4,904,636) $       84,874

Net loss (unaudited)                        -                -                -         (171,638) $     (171,638)

                                  -----------   --------------   --------------   --------------  --------------
Balance at June 30, 2001          442,460,249           44,246        4,945,264       (5,076,274)        (86,764)
                                  ===========   ==============   ==============   ==============  ==============


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2001.

The Company has incurred significant operating losses in the past four years and has a deficiency in working capital, and a deficiency in net assets, and has continued to experience a significant decline in revenues from $4,977,599 in 1998 to $3,390,884 in 1999, $2,476,252 in 2000 and $1,447,931 in 2001. The
Company has been funded by a principal shareholder - officer and another shareholder and had been funded in 2000 by Futech Interactive Products, Inc.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing license agreements and positive cash flow. It should be noted that the company recently arranged a 6 month term loan in the amount of $475,000 from Westport National Bank. The loan is secured by the receivables and inventory of Trudy Corporation. The loan has been personally guaranteed by Trudy's majority shareholders (the Burnham family). The purpose of the loan is to establish the credit worthiness of the company with the long term objective of securing an ongoing working capital line of credit. The Company believes that improvement in sales and, or a future merger partner and its ability to borrow money, albeit maybe not at the past levels, from its shareholders will be sufficient to allow the Company to continue in operation.

2.       Inventories

Inventories consist of the following:

                                                               June 30,
                                                                2001
                                                           --------------

Raw materials                                              $      131,502
Finished goods                                                  1,390,988
                                                           --------------
Gross Inventory Value                                           1,522,490
Reserve for slow-moving inventory                                (635,000)
                                                           --------------
Net Inventory Value                                        $      887,490
                                                           ==============


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

         o The rights and obligations of the parties under such agreement were terminated and each party forever released and discharged each other party from any and all obligations, claims, liabilities, damages, expenses and costs relating to the merger agreement and the transactions contemplated thereby, provided, however, that Futech's release of Trudy and its stockholder and Trudy and its stockholder's release of Futech would not be effective until Jane x (see Note 12 below, Terminated Janex International Inc. Acquisition) completed its acquisition of a majority interest in Trudy.

(b) In connection with the above, and other transactions with Futech, the components of the amounts included in accounts payable are as follows:


Amounts due from Futech:
Trade receivables from sales of inventory to Futech at
 reduced prices                                                    $      313,324
Reimbursable expenses related to merger                                   232,624
                                                                   --------------
 Total                                                                    545,948


Amount due to and advances from Futech:
Trade payables for inventory purchases from Futech                         25,814
Advances from Futech Interactive Products, Inc.                           541,143
                                                                   --------------
 Total                                                                    566,957
                                                                   --------------
           Net                                                     $       21,009
                                                                   ==============


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

4.       Joint Venture

On June 8th the Company entered into a joint venture agreement with the Chart Studio (Pty.) Ltd., a privately held South African company. The intent of the agreement was to establish a business dedicated to publishing, distributing and selling a line of high quality mass marketing story books in a wide range of formats, utilizing the intellectual content of Soundprints. The content would principally be licensed material from the Smithsonian Institution. The initial investment in the Joint Venture (Studio Mouse, LLC) by the Trudy Corporation and the Chart Studio was to be $50,000 each. The Company's investment in Studio Mouse, LLC is accounted for by way of the equity method. The carrying value of the investment has been reduced by the Company's share of the loss incurred during the quarter ended June 30, 2001, to the extent of the investment. Approximately, $22,000 of additional losses have not been recorded.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

NET SALES. Net sales for the quarter ended June 30, 2001 were $324,930 compared to net sales of $291,335 for the prior year quarter ended June 30, 2000, an increase of $33,595.

COST OF SALES. Cost of sales for the quarter ended June 30, 2001 were $258,754 compared to $379,847 for the comparable prior year quarter, a decrease of $121,093. The decrease is due in part to the write down of inventory in the quarter ended June 30, 2000 in the amount of $152,000. The lower cost of sales also reflects the company's success in purchasing inventory at lower costs compared to the June quarter of the prior year.

         As a result of these changes in net sales and cost of sales, gross profit (loss) for the quarter ended June 30, 2001 increased by $154,688 to $66,176 from $(88,512) for the prior year respective period.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses for the quarter ended June 30, 2001 increased by $12,621 to $230,844 compared to $218,223 for the quarter ended June 30, 2000.

         INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2001 decreased by $37,103 to $3,285 compared to interest expense of $40,388 for the quarter ended June 30, 2000. The decrease in interest expense for the quarter ended June 30, 2001 was primarily a result of the conversion of debt, during the fourth quarter of the year ended March 31, 2001, approximating $2,100,000 to related parties.

         OTHER INCOME. Other income for the quarter ended June 30, 2001 increased by $13,724 to $24,424 compared to other income of $10,700 for the quarter ended June 30, 2000. The increase in other income for the quarter was primarily attributable to subsidiary rights sales of foreign language editions of the Company's products.

         LOSS IN EQUITY INVESTMENT The loss in equity investment reflects 50% of the loss associated with the company's investment in Studio Mouse, LLC. to the extent of the Company's Investment.

         NET LOSS. As a result of the items discussed above, net loss for the quarter ended June 30, 2001 was $171,638 compared to net loss of $342,244 for the comparable prior year quarter.

Liquidity and Capital Resources
-------------------------------

The Company continues to experience a severe working capital deficiency and negative cash flow. The Company has been funded by a principal shareholder-officer. On August 3rd the company received a bridge loan in the amount of $475,000 to finance the purchase of inventory to meet its backlog of $1.1 million.

         The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing licensing support from its primary licensor, the Smithsonian Institution, and positive cash flow. The Company believes that improvement in sales, consummation of the formation of its joint venture with Chart Studio, and its ability to borrow money, albeit not at past levels from its shareholders, will be sufficient to allow the Company to continue in operation.


Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2001 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

PART II -  OTHER INFORMATION
           -----------------


Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Reports on Form 8-K

The Registrant announced on June 6, 2001 that it had signed a letter of intent preparatory to entering into a final definitive agreement for the formation of a joint venture limited liability company (Studio Mouse LLC) with The Chart Studio (Pty.) Ltd., a privately held South African company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TRUDY CORPORATION
                                              (REGISTRANT)

Date: August 14, 2001                         By: /s/ WILLIAM W. BURNHAM
      ---------------                             ------------------------------
                                                  William W. Burnham,
                                                  Chairman and Chief Executive
                                                  Officer

Date: August 14, 2001                       By:  /s/ JOHN MONAGHAN
      ---------------                            -------------------------------
                                                 John Monaghan
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer)