Form 10QSB
period 2001-09-30
TRUDY CORP
filed 2001-11-19
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended September 30, 2001

                           Commission File No. 0-16056



                                TRUDY CORPORATION
                                 353 Main Avenue
                                Norwalk, CT 06851



                      Incorporated in the State of DELAWARE
                      Federal Identification No. 06-1007765


                            Telephone: (203) 846-2274


                              SHARES OUTSTANDING AT
                                November 16, 2001
               Common Stock, $.0001 par value: 442,460,249 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet - September 30, 2001 (unaudited)                             3

Statements of Operations (unaudited) for the six and three months
                ended September 30, 2001 and September 30, 2000            4

Statements of Cash Flows (unaudited) for the six months ended
                September 30, 2001 and September 30, 2000                  5

Statement of Shareholders' Equity (Deficit) (unaudited) from
                April 1, 2001 Through September 30, 2001                   6

Notes to Financial Statements (unaudited)                                  7

Item 2.  Management's Discussion and Analysis                             10


                PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 2.  Changes in Securities                                            12

Item 3.  Defaults Upon Senior Securities                                  12

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 5.  Other Information                                                12

                                Trudy Corporation
                                  Balance Sheet

                                                                        September 30,
                                                                             2001
                                                                         -----------
                                                                         (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                $   150,149
Accounts receivable, net of allowance for doubtful accounts of $30,000       796,078
Advances to Studio Mouse LLC                                                  28,059
Inventories, net                                                             890,095
Prepaid expenses and other current assets                                    492,772
                                                                         -----------
Total current assets                                                       2,357,153

Equipment, net                                                                85,154
Pre-publication costs, royalty advances, and other assets, net               205,464
                                                                         -----------
Total assets                                                             $ 2,647,771
                                                                         ===========

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses                                      1,012,831
Notes payable to shareholder - officer                                     1,050,000
Note payable - bank                                                          467,842
Due to related party                                                         102,236
                                                                         -----------
Total current liabilities                                                  2,632,909

Shareholders' equity:
     Common stock: $.0001 par value:
          Authorized shares - 850,000,000
          Issued and outstanding shares - 442,460,249                         44,246
     Additional paid-in capital                                            4,945,264
     Accumulated deficit                                                  (4,974,648)
                                                                         -----------
Total shareholders' equity                                                    14,862
                                                                         -----------
Total liabilities and shareholders' equity                               $ 2,647,771
                                                                         ===========


          See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation
                            Statements of Operations

                                                     Three Month Period                 Six Month Period
                                                     Ended September 30,               Ended September 30,
                                               ------------------------------    ------------------------------
                                                    2001             2000             2001             2000
                                               -------------    -------------    -------------    -------------
                                                (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Net sales                                      $   1,354,722    $     329,399    $   1,679,652    $     620,734
     Cost of sales                                   873,220          228,772        1,131,974          608,619
                                               -------------    -------------    -------------    -------------
Gross profit (loss)                                  481,502          100,627          547,678           12,115

Operating expenses:
     Selling, general and administrative             351,272          216,622          582,116          434,845
     Depreciation and amortization                     5,822            5,822           11,643           11,643
                                               -------------    -------------    -------------    -------------
Income (loss) from operations                        124,408         (121,817)         (46,081)        (434,373)
Other income (expense):
     Interest expense, net                            (8,075)         (41,448)         (11,360)         (81,836)
     Other income (expense)                          (14,707)          13,742            9,717           24,442
     Loss in equity investment                            --               --          (22,288)              --

Net Income (Loss)                              $     101,626    $    (149,523)   $     (70,012)   $    (491,767)

Net loss per share:                            -------------    -------------    -------------    -------------
Basic and diluted                              $          --    $          --    $          --    $          --
                                               =============    =============    =============    =============

Weighted average shares used in computation:   -------------    -------------    -------------    -------------
Basic and diluted                                442,460,249      351,687,249      442,460,249      351,687,249
                                               =============    =============    =============    =============


          See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation
                            Statements of Cash Flows

                                                                              Six Month Period Ended September 30,
                                                                              ------------------------------------
                                                                                 2001                      2000
                                                                              ----------                ----------
Operating activities
Net loss                                                                      $  (70,012)               $ (491,767)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                 11,643                    11,643
     Amortization of pre-publication costs                                        17,000                    45,000
     Provision for losses on accounts receivable                                  10,000                    16,403
     Provision for slow moving inventory                                         (15,000)                  153,175

Changes in operating assets and liabilities:
     Accounts receivable                                                        (670,476)                 (144,976)
     Advances to Studio Mouse LLC                                                (28,059)                       --
     Inventories                                                                 (50,178)                   59,153
     Prepaid expenses and other current assets                                  (436,990)                  (15,997)
     Accounts payable and accrued expenses                                       531,606                    89,473
                                                                              ----------                ----------
Net cash (used) by operating activities                                         (700,466)                 (277,893)

Investing activities:
     Purchases of property and equipment                                         (26,058)                       --
     Pre-publication and royalty advances, net                                   (88,256)                  (56,690)
                                                                              ----------                ----------
Net cash (used) by investing activities                                         (114,314)                  (56,690)

Financing activities:
     Proceeds from short- term debt                                              467,842
     Proceeds from exercise of common stock grants                                    --                     3,000
     Proceeds from related party                                                 102,236                   330,819
                                                                              ----------                ----------
Net cash provided by financing activities                                        570,078                   333,819
                                                                              ----------                ----------

Net increase (decrease) in cash and cash equivalents                            (244,702)                     (764)
Cash and cash equivalents at beginning of period                                 394,851                    20,638
                                                                              ----------                ----------
Cash and cash equivalents at end of period                                    $  150,149                $   19,874
                                                                              ==========                ==========


          See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation
                   Statement of Shareholders' Equity (Deficit)

                                                                                                Total
                                                               Additional                    Shareholders'
                                       Common Stock              Paid-In     Accumulated       Equity
                                   Shares         Amount         Capital        Deficit       (Deficit)
                                ------------   ------------   ------------   ------------    ------------

Balance at April 1, 2001         442,460,249   $     44,246   $  4,945,264   $ (4,904,636)   $     84,874

Net loss (unaudited)                      --             --             --       (171,638)       (171,638)
                                ------------   ------------   ------------   ------------    ------------
Balance at June 30, 2001         442,460,249         44,246      4,945,264     (5,076,274)        (86,764)

Net income (unaudited)                    --             --             --        101,626         101,626
                                ------------   ------------   ------------   ------------    ------------

Balance at September 30, 2001   $442,460,249   $     44,246   $  4,945,264   $ (4,974,648)   $     14,862
                                ============   ============   ============   ============    ============

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2001.

The Company has incurred significant operating losses in the past four fiscal years, and has a deficiency in working capital and net assets of $14,862. The Company has experienced a significant decline in fiscal year revenues from $4,977,599 in 1998 to $3,390,884 in 1999, $2,476,252 in 2000 and $1,447,931 in
2001. The Company has been funded principally by a principal shareholder - officer and another shareholder.


Liquidity and Capital Resources

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing license agreements and positive cash flow. The Company believes that improvement in sales and/or a future merger partner and its ability to borrow money, albeit maybe not at the past levels, from its shareholders will be sufficient to allow the Company to continue in operation.

The Company continues to experience a severe working capital deficiency and negative cash flow. A principal shareholder-officer has advanced funds to the company. On August 3, 2001, the Company received a bridge loan in the amount of $475,000 to finance the purchase of inventory to meet its backlog of $1.1 million.

The Company is undertaking plans toward improving the level of its liquidity and capital resources. To that end, the Company has re-entered the mass merchants market. The Company has also worked towards completing the formation of its joint venture with Chart Studio (Pty.) Ltd. The Company anticipates increasing its sales via the joint venture by creating new product formats and expanding into new markets. During the quarter ended September 30, 2001 the Company has managed to reduced its backlog level by over 50% compared to the June quarter.

Due to related parties

In July 2001, the Company received funds totaling $102,236 from the company's landlord, a related company substantially owned by a principal shareholder-owner of Trudy Corporation.

Subsequent events

On October 15 2001, the Company borrowed $100,000 from the Company's Chairman and Chief Executive Officer. The note is payable on demand and carries an interest rate of five percent.


Income Taxes
------------

The Company has net operating loss carry forwards approximating $4,300,000 and expires as follows:

                  2004                           $   450,000
                  2005                           $   157,000
                  2006                           $ 1,246,000
                  2007                           $   324,000
                  2008                           $   258,000
                  Thereafter                     $ 1,865,000


Inventories

         Inventories consist of the following:

                                                  September 30,
                                                      2001
                                                  -------------

         Raw materials                             $    30,000
         Finished goods                              1,495,095
                                                   -----------
         Total                                       1,525,095
         Reserve for slow-moving inventory            (635,000)
                                                   -----------
         Net Inventory Value                       $   890,095
                                                   -----------

         The changes in the company's reserve for slow moving inventory are as follows:

         Balance at April 1, 2000                  $   650,000
         Reduction in reserve                          (15,000)
                                                   -----------
         Balance at June 30, 2001                      635,000
         Addition to reserve                                 0
                                                   -----------
         Balance at September 30, 2001             $   635,000
                                                   -----------


Joint Venture

On November 13, 2001 the company announced via press release that it had signed a definitive agreement regarding its joint venture limited liability company (Studio Mouse LLC) with The Chart Studio (Pty.) Ltd., a privately held South African company.

Under the terms of the agreement Trudy and Chart Studio will each hold 45% of the total issued shares in Studio Mouse, with the remaining 10% of shares held by employees of both Trudy and Chart Studio. The Studio Mouse board of managers will be made up of two members appointed by Trudy Corporation and two members appointed by Chart Studio (Pty) Ltd.

The definitive agreement shall become effective upon:

         o    Approval by the appropriate South African government authorities
         o Approval by the Smithsonian Institution of a sub-rights license by Soundprints, a division of Trudy
         o Prompt determination by Chart Studio that the capital structure of Studio Mouse is satisfactory to Chart Studio from a tax and financial standpoint
         o    Execution and delivery of certain sub-rights licensing agreements

The new company, Studio Mouse, will maximize combined intellectual assets by creating new product formats utilizing a fresh approach to creating multimedia "books plus" products. Studio Mouse will create new licenses, copyrights, and products to be sold into the supplemental education, trade and mass markets. Both Trudy Corporation and Chart Studio (Pty) Ltd. will continue to operate individually, continuing to develop their own respective publishing program.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

NET SALES. Net sales for the quarter ended September 30, 2001 were $1,354,722 compared to net sales of $329,399 for the prior year quarter ended September 30, 2000, an increase of $1,025,323. The increase is due primarily to the Company's strategic initiative to reformat its content for sales to the mass market and warehouse clubs Sales activity for the quarter also includes revenue from the direct mail catalog program which dropped on September 1. Direct response catalog and warehouse club sales did not occur in the comparable quarter a year ago since the company did not have a banking credit facility. Finally, sales discounts extended to its customers decreased by approximately $83,000 from the corresponding quarter in 2000 as the Company returned to its normal discount schedule.

Net sales for the six-month period ended September 30, 2001 were $1,679,652 as compared to net sales of $620,734 for the six-month period ended September 30, 2000, an increase of $1,058,918. This increase is attributable again to the sales to mass merchants, direct mail revenue and warehouse clubs, as well as a decrease in the discounts extended to the Company's customers.

COST OF SALES. Cost of sales for the quarter ended September 30, 2001 were $873,220 compared to $228,772 for the comparable prior year quarter, an increase of $644,448. The increase is directly attributable to the increased level of sales activity.

Cost of sales for the six-month period ended September 30, 2001 was $1,131,974 compared to $608,619 for the comparable six-month period ended September 30, 2000, an increase of $523,335. This increase is mainly attributable to the cost of the product sold to mass merchants and warehouse clubs of approximately $415,000.

GROSS PROFIT. As a result of the changes in net sales and cost of sales, gross profit for the quarter ended September 30, 2001 increased by $380,875 to $481,502 from $100,627 for the prior year respective period.

Gross profit for the six month period was $547,678 compared to $12,115 for the prior year respective period.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses for the quarter ended September 30, 2001 increased by $134,650 to $351,272 compared to $216,622 for the quarter ended September 30, 2000. The increase reflects higher royalty expenses associated with the sales growth. Amortization of prepaid catalog costs of approximately $57,000 relating to the company's direct mail catalog are also included. The Company did not publish and distribute a catalog in the prior year.

For the six-month period ended September 30, 2001, selling, general, and administrative expenses amounted to $582,116 as compared to $434,845 for the same period ended September 30, 2000, representing an increase of $147,271. This increase is attributable to an increase of royalties and commissions in the amount of $118,000 associated with higher sales.

INTEREST EXPENSE. Net interest expense for the quarter ended September 30, 2001 totaled $8075 as compared to $41,448 for the quarter ended September 30, 2000, a decrease of $33,373. This decrease was a direct result of the conversion of debt, during the fourth quarter of the year ended March 31, 2001, approximating $2,100,000 to related parties.

Net interest expense for the six-month period ended September 30, 2001 amounted to $11,360 as compared to $81,836 for the corresponding period ended September 30, 2000, a decrease of $70,746. This decrease was also a direct result of the conversion of debt, noted above.

OTHER INCOME/EXPENSE. For the quarter ended September 30, 2001, other expense amounted to $14,707, as compared to other income of $13,742 for the comparable prior year period, an increase of $28,449. This was primarily attributable to an increase in royalty-sub-rights expense of approximately $22,000. The increase in royalty sub-rights is a result of increased sales.

For the six-month period ended September 30, 2001, other income amounted to $9,717, as compared to other income of $24,442 for the comparable prior year period, a decrease in income of $14,725. This was attributable to an increase in royalty sub-rights expense of approximately $22,000.

         LOSS IN EQUITY INVESTMENT. The loss in equity investment reflects 50% of the loss associated with the company's investment in Studio Mouse, LLC to the extent of the Company's investment. For the quarter ended September 30, 2001 and September 30, 2000 no loss was reflected in the Company's operations.

         NET INCOME. As a result of the items discussed above, net income for the quarter ended September 30, 2001 was $101,626 compared to a net loss of $149,523 for the comparable prior year quarter. This represents an increase in net income of $251,149.

         For the six-month period ended September 30, 2001, a net loss of $70,012 was recorded as compared to a net loss of $491,767 for the six-month period ended September 30, 2000, an increase in net income of $421,755.


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

                                       TRUDY CORPORATION
                                       (REGISTRANT)


Date: November 16, 2001                By: /s/ WILLIAM W. BURNHAM
      -----------------                    -------------------------------------
                                           William W. Burnham,
                                           Chairman and Chief Executive Officer


Date: November 16, 2001                By: /s/ JOHN MONAGHAN
      -----------------                    -------------------------------------
                                           John Monaghan
                                           Vice President - Finance