Form 10QSB
period 2001-12-31
TRUDY CORP
filed 2002-02-13
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended December 31, 2001

                           Commission File No. 0-16056


                                TRUDY CORPORATION
                                 353 Main Avenue
                                Norwalk, CT 06851


                      Incorporated in the State of DELAWARE
                      Federal Identification No. 06-1007765


                            Telephone: (203) 846-2274


                              SHARES OUTSTANDING AT
                                February 12, 2002
               Common Stock, $.0001 par value: 442,460,249 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheet - December 31, 2001 (unaudited)                         3

         Statements of Operations (unaudited) for the three and nine
           months ended December 31, 2001 and December 31, 2000                4

         Statements of Cash Flows (unaudited) for the nine months ended
           December 31, 2001 and December 31, 2000                             5

         Statement of Shareholders' Equity (Deficit) (unaudited) from
           April 1, 2001 through December 31, 2001                             6

         Notes to Financial Statements (unaudited)                             7

Item 2.  Management's Discussion and Analysis                                  9


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13


                                Trudy Corporation
                                  Balance Sheet

                                                                            December 31,
                                                                               2001
                                                                            -----------
                                                                            (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                   $   120,998
Accounts receivable, net of allowance for doubtful accounts of $30,000          408,462
Advances to Studio Mouse LLC                                                     45,645
Inventories, net                                                                687,565
Prepaid expenses and other current assets                                       341,562
                                                                            -----------
     Total current assets                                                     1,604,232

Equipment, net                                                                  124,436
Pre-publication costs, royalty advances, and other assets, net                  190,922
                                                                            -----------
     Total assets                                                           $ 1,919,590
                                                                            ===========

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses                                           831,376
Notes payable to shareholder - officer                                        1,150,000
Note payable - bank                                                              51,782
Due to related party                                                            102,236
                                                                            -----------
     Total current liabilities                                                2,135,394

Shareholders' equity:
Common stock: $.0001 par value:
     Authorized shares - 850,000,000
     Issued and outstanding shares - 442,460,249                                 44,246
Additional paid-in capital                                                    4,945,264
Accumulated deficit                                                          (5,205,314)
                                                                            -----------
     Total shareholders' equity                                                (215,804)
                                                                            -----------
     Total liabilities and shareholders' equity                             $ 1,919,590
                                                                            ===========


See accompanying summary of accounting procedures and notes to financial statements.


                                Trudy Corporation
                            Statements of Operations

                                                      Three Month Period                Nine Month Period
                                                      Ended December 31,                Ended December 31,
                                               -------------------------------   ------------------------------
                                                    2001             2000             2001             2000
                                               -------------    -------------    -------------    -------------
                                                (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net sales                                      $     892,506    $     474,388    $   2,572,159    $   1,095,122
    Cost of sales                                    423,988          478,320        1,555,962        1,086,939
                                               -------------    -------------    -------------    -------------
Gross profit (loss)                                  468,518           (3,932)       1,016,197            8,183

Operating expenses:
    Selling, general and administrative              746,483          203,420        1,328,598          636,579
    Depreciation and amortization                      5,821            5,821           17,464           17,464
                                               -------------    -------------    -------------    -------------
Income (loss) from operations                       (283,786)        (213,173)        (329,865)        (645,860)
Other income (expense):
    Interest expense, net                            (16,097)         (46,721)         (27,459)        (128,557)
    Other income (expense)                            69,217           30,894           78,933           53,650
    Loss in equity investment                             --               --          (22,288)              --
                                               -------------    -------------    -------------    -------------
Net Income (Loss)                              $    (230,666)   $    (229,000)   $    (300,679)   $    (720,767)
                                               =============    =============    =============    =============

Net loss per share:                            -------------    -------------    -------------    -------------
Basic and diluted                              $          --    $          --    $          --    $          --
                                               =============    =============    =============    =============

Weighted average shares used in computation:   -------------    -------------    -------------    -------------
Basic and diluted                                442,460,249      351,687,249      442,460,249      351,687,249
                                               =============    =============    =============    =============

See accompanying summary of accounting procedures and notes to financial statements.


                                               Trudy Corporation
                                            Statements of Cash Flows

                                                                                        Nine Month Period
                                                                                        Ended December 31,
                                                                                    --------------------------
                                                                                       2001            2000
                                                                                    ----------      ----------
Operating activities
Net loss                                                                            $ (300,679)     $ (720,767)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                         17,464          17,464
   Amortization of pre-publication costs                                                26,500          67,500
   Provision for losses on accounts receivable                                          10,000          21,148
   Provision for slow moving inventory                                                 (15,000)        185,359
   Stock issued for compensation                                                            --          55,250
   Loss on equity investment                                                            22,288              --

Changes in operating assets and liabilities:
   Accounts receivable                                                                (282,859)       (173,322)
   Advances to Studio Mouse LLC                                                        (45,645)             --
   Inventories                                                                         152,352         347,412
   Prepaid expenses and other current assets                                          (285,781)        (61,551)
   Accounts payable and accrued expenses                                               350,151        (172,820)
                                                                                    ----------      ----------
Net cash (used) by operating activities                                               (351,209)       (434,327)

Investing activities:
   Purchases of property and equipment                                                 (71,161)           (990)
   Investment in joint venture                                                         (22,288)             --
   Pre-publication and royalty advances, net                                           (83,213)        (78,406)
                                                                                    ----------      ----------
Net cash (used) by investing activities                                               (176,662)        (79,396)

Financing activities:
   Interest accrued on notes payable-related parties                                                     9,634
   Net proceeds from short-term debt                                                   151,782
   Proceeds from exercise of common stock grants                                            --           3,000
   Proceeds from related party                                                         102,236         575,001
                                                                                    ----------      ----------
Net cash provided by financing activities                                              254,018         587,635
                                                                                    ----------      ----------

Net increase (decrease) in cash and cash equivalents                                  (273,853)         73,912
Cash and cash equivalents at beginning of period                                       394,851          20,638
                                                                                    ----------      ----------
Cash and cash equivalents at end of period                                          $  120,998      $   94,550
                                                                                    ==========      ==========


See accompanying summary of accounting policies and notes to financial statements.


                                            Trudy Corporation
                               Statement of Shareholders' Equity (Deficit)

                                                                                              Total
                                                               Additional                  Shareholders'
                                        Common Stock            Paid-In      Accumulated      Equity
                                    Shares        Amount        Capital       Deficit        (Deficit)
                                  -----------   -----------   -----------   -----------    -----------
Balance at April 1, 2001          442,460,249   $    44,246   $ 4,945,264   $(4,904,636)   $    84,874

Net loss (unaudited)                       --            --            --      (171,638)      (171,638)
                                  -----------   -----------   -----------   -----------    -----------

Balance at June 30, 2001          442,460,249        44,246     4,945,264    (5,076,274)       (86,764)

Net income (unaudited)                     --            --            --       101,626        101,626
                                  -----------   -----------   -----------   -----------    -----------

Balance at September 30, 2001     442,460,249        44,246     4,945,264    (4,974,648)        14,862

Net loss (unaudited)                       --            --            --      (230,666)      (230,666)
                                  -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2001      442,460,249   $    44,246   $ 4,945,264   $(5,205,314)   $  (215,804)
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2001.

The Company has incurred significant operating losses in the past four years and has a deficiency in working capital, and a deficiency in net assets, and has continued to experience a significant decline in revenues from $4,977,599 in 1998 to $3,390,884 in 1999, $2,476,252 in 2000 and $1,447,931 in 2001. The
Company has been funded by a principal shareholder - officer and another shareholder.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing license agreements and positive cash flow. It should be noted that in January 2002 the company arranged a six- month term loan in the amount of $300,000 from Westport National Bank. A $475,000 term loan secured in August 2001 was paid back in full. The new loan is secured by the receivables and inventory of Trudy Corporation. The loan has been personally guaranteed by Trudy's majority shareholders (the Burnham family). The purpose of the loan is to establish the creditworthiness of the company with the long term objective of securing an ongoing working capital line of credit. The Company believes that improvement in sales and, or a future merger partner (see Note 3a) and its ability to borrow money, albeit maybe not at the past levels, from its shareholders will be sufficient to allow the Company to continue in operation.

2.   Inventories

Inventories consist of the following:

                                                          Dec. 31,
                                                            2001
                                                        ------------
         Raw materials                                  $     14,000
         Finished goods                                    1,308,565
                                                        ------------
         Gross Inventory Value                             1,322,565
         Reserve for slow-moving inventory                  (635,000)
                                                        ------------
         Net Inventory Value                            $    687,565
                                                        ============

The changes in the Company's reserve for slow-moving inventory are as follows:

         Balance at April 1, 2001                       $    650,000
         Reduction in reserve                                (15,000)
                                                        ------------
         Balance at December 31, 2001                   $    635,000
                                                        ============

3.   Subsequent Events

     a. Capital Restructuring

On January 29, 2002, the Company announced the retention of Columbus Capital Co., investment bankers specializing in media and communication industries, to advise Trudy on capital restructuring goals and corporate strategic initiatives. Among the areas in which Columbus Capital will advise are private equity financing, enhancement of existing strategic partnerships commensurate with a merger or acquisition, and new joint venture opportunities.

     b. New Loan

On January 24, 2002, the Company arranged a six month term loan in the amount of $300,000 from Westport National Bank. The new loan is secured by the receivables and inventory of Trudy Corporation. The loan has been personally guaranteed by Trudy's majority shareholders (the Burnham family). The purpose of the loan is to establish the creditworthiness of the Company with the long term objective of securing an ongoing working capital line of credit.

4.   Income Taxes

The Company has net operating loss carryforwards approximating $4,300,000 which expire as follows:

               2004               $    450,000
               2005               $    157,000
               2006               $  1,246,000
               2007               $    324,000
               2008               $    258,000
               Thereafter         $  1,865,000

5.   Joint Venture

During the third quarter Trudy Corporation signed an agreement with The Chart Studio (Pty.) Ltd., a privately held South African company to form a joint venture. The new company, Studio Mouse LLC, was set up to maximize the combined intellectual assets of each company by creating new product formats utilizing a fresh approach to creating multimedia "books plus" products. The Studio Mouse sales backlog as of mid-January 2002 was $715,000 with orders received from customers in Spain, Singapore, South Africa and the United States.

Under the terms of the agreement between Trudy Corporation and Chart Studio
(Pty) Ltd., Trudy and Chart Studio each hold 45% of the total issued shares in Studio Mouse LLC, with the remaining 10% of the shares held by employees/related parties of Trudy and Chart Studio. Both Trudy Corporation and Chart Studio (Pty) Ltd. continue to operate individually, developing their own respective publishing programs. In addition, the agreement stipulates that Trudy Corporation and Chart Studio (Pty) Ltd. will share all costs and profits of Studio Mouse in accordance with their respective percentage interest.

6.   Due to related parties

In July 2001, the company received funds totaling $102,236 from the Company's landlord, a related company substantially owned by a principal shareholder-owner of Trudy Corporation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

NET SALES. Net sales for the quarter ended December 31, 2001 were $892,506 compared to net sales of $474,388 for the prior year quarter ended December 31, 2000, an increase of $418,118. The sales increase primarily reflected revenue from a re-launch of the company's mail order consumer and library catalog after a hiatus of one year. Direct mail related revenue was approximately $456,000 for the quarter ended December 31 2001. It should be noted that sales from the direct mail campaign did not reach objectives causing the program to be unprofitable for Soundprints. The catalogs were mailed over Labor Day weekend and reached homes the week of September 10th when terrorists struck New York and Washington D.C. Sales activity for the current quarter also included $74,000 of additional shipments to a warehouse club in order to complete a large order. Finally, sales discounts extended to customers decreased from the corresponding quarter in 2000 as the Company returned to its normal discount schedule. Direct response catalog and warehouse club sales did not occur in the comparable quarter a year ago since the Company did not have a banking credit facility.

Net sales for the nine-month period ended December 31, 2001 were $2,572,159 compared to net sales of $1,095,122 for the nine-month period ended December 31, 2000, an increase of $1,477,037. The sales growth is attributable to sales penetration of mass merchants and warehouse club accounts. The company has reformatted content in order to enhance its appeal to mass merchants and warehouse clubs. The year to date sales growth also reflected the impact of the direct mail program as well as a decrease in the level of discounts extended to the Company's customers.

COST OF SALES. Cost of sales for the quarter ended December 31, 2001 were $423,987 which represents 47.5 % of net sales. The direct mail program (with a cost of sales ratio below 20%) had a favorable impact on the total cost of sales ratio as did the reduced costs associated with the purchase of book and plush. Also included in the total cost of sales are fixed expenses for warehouse salaries, amortization of design costs, freight charges and product development expenses. The total cost of sales for the comparable period last year was $478,320 which represents 101% of sales reflecting the heavy level of discounts offered last year.

Cost of sales for the nine-month period ended December 31, 2001 were $1,555,962 compared to $1,086,939 for the comparable prior quarter an increase of $469,023. The increase is directly attributable to the higher level of sales activity (mass merchants, warehouse clubs and direct mail) in the current year.

GROSS PROFIT. Gross profit for the quarter ended December 31, 2001 was $468,518 which represents 52.5% of sales. The gross profit ratio this year has steadily improved in each successive quarter as the company has begun to experience the benefits of its reduced costs on book and plush purchases. Gross profit for the comparable prior year period was ($3,932) due to the sale of inventory items at a significant discount.

Gross profit for the nine-month period ended December 31, 2001 was $1,016,197 representing 39.5% of net sales. This compares with a $8,183 gross profit for the comparable period.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses for the quarter ended December 31, 2001 increased by $543,063 to $746,483 compared to $203,420 for the quarter ended December 31, 2000. The higher level of expenses primarily reflects the costs associated with printing, mailing and tele-marketing for the mail order program which numbered 1.5 million catalogs. The expenses also included the development of a website designed for the promotion and sale of Soundprints' products. Total costs for the direct mail program during the quarter were $433,767. The fixed nature of these expenses necessitated the achievement of a certain sales level in order for the program to be profitable. The direct mail program for fiscal year 2003 will be restructured in order to minimize the fixed level of expenditures and rely more on the synergy of a mailed catalog as an advertising medium to draw purchases to the company's e-commerce website.

Selling, general, and administrative expenses for the nine-month period ended December 31, 2001 were $1,328,598 compared to $636,579 for the comparable prior quarter, an increase of $692.019. The increase is almost entirely attributable to two factors; the costs associated with the direct mail program ($490,000) and higher royalty expenses ($96,000) related to the higher sales level.

INTEREST EXPENSE. Net interest expense for the quarter ended December 31, 2001 was $16,097 compared to $46,721 for the comparable period last year a decrease of $30,624. The decrease was a direct result of the conversion of debt, during the fourth quarter of the year ended March 31, 2001, approximating $2,100,000 to related parties. Net interest expense for the nine-month period ended December 31, 2001 amounted to $27,459 as compared to $128,557 for the corresponding period ended December 31, 2000, a decrease of $101,098. The decrease was also a direct result of the conversion of debt, noted above.

OTHER INCOME/EXPENSE. Other Income for the quarter ended December 31, 2001 was $69,217 compared to $30,894 for the comparable period last year. The increase is attributable to an increase in subsidiary rights sales. For the nine-month period ended December 31, 2001, other income was $78,933 compared to $53,650 in the prior period. The increase is also attributable to an increase in subsidiary rights sales.

LOSS IN EQUITY INVESTMENT. The loss in equity investment reflects 50% of the loss associated with the company's investment in Studio Mouse, LLC to the extent of the Company's investment. For the quarters ended December 31, 2001 and December 31, 2000 no loss was reflected in the company's operations. For the nine-month period ended December 31, 2001, the loss in equity investment in Studio Mouse, LLC was $22,288. Since Studio Mouse has incurred continuing losses through December 31, 2001, the company has not yet recognized approximately $20,000 of such losses.

NET INCOME. As a result of the items discussed above, the net loss for the quarter ended December 31, 2001 was $230,666 compared to a net loss of $229,000 for the comparable prior year quarter. On a year to date basis the current year net loss is $300,679 compared to a $720,767 net loss for the comparable prior year period.

Liquidity and Capital Resources
-------------------------------

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing license agreements and positive cash flow. It should be noted that in January 2002, the Company arranged a 6 month term loan in the amount of $300,000 from Westport National Bank. A $475,000 term loan secured in August 2001 was paid back in full. The new loan is secured by the receivables and inventory of Trudy Corporation. The loan has been personally guaranteed by Trudy's majority shareholders (the Burnham family). The purpose of the loan is to establish the creditworthiness of the company with the long term objective of securing an ongoing working capital line of credit. The Company believes that improvement in sales and, or a future merger partner (see Note 3a) and its ability to borrow money, albeit maybe not at the past levels, from its shareholders will be sufficient to allow the Company to continue in operation.

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

         Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRUDY CORPORATION
                                       (REGISTRANT)

Date: February 14, 2002                By: /s/ WILLIAM W. BURNHAM
      -----------------                    -------------------------------------
                                           William W. Burnham,
                                           Chairman and Chief Executive Officer

Date: February 14, 2002                By: /s/ JOHN MONAGHAN
      -----------------                    -------------------------------------
                                           John Monaghan
                                           Vice President - Finance