Form 10KSB
period 2002-03-31
TRUDY CORP
filed 2002-07-16
CIK 815098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the year fiscal year ended March 31, 2002

                         Commission file number: 0-16056

                                TRUDY CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     06-1007765
     --------------------------------               -----------------------
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended March 31, 2002 were $3,392,808.

As of July 10, 2002, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $845,232. As of July 10, 2001, 442,460,249 shares of Common Stock, $.0001 par value per share, were outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business
-------------------------------

         Trudy Corporation, the ("Company"), which does business under the name Soundprints ("Soundprints"), publishes children's storybooks, audiocassettes and CD's that are sold in conjunction with contract-manufactured educational toys to the retail, education, and mail order markets.

         The Company was organized as a Connecticut corporation under the name Norwest Manufacturing Corporation on September 14, 1979, changed its name to Trudy Toys Company, Inc. on December 5, 1979, changed its name to Trudy Corporation on March 27, 1984 and was re-incorporated as a Delaware corporation on February 25, 1987.

         After failed merger discussions with Futech Interactive Products, the company sought new working capital to rebuild. On November 1, 2000, the Company announced the approval of a recapitalization plan that was structured to eliminate the impact of the past merger attempts and to allow the Company to move forward. This plan led to the Burnham Family lending the company an additional $900,000. The proceeds of these loans were taken in by the Company during the period from November 15, 2000 to March 19, 2001.

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

On November 13, 2001 Trudy Corporation announced the signature of an agreement with The Chart Studio (Pty.) Ltd., a privately held South African company, to form a joint venture. The new company, Studio Mouse, LLC, is registered in the state of Connecticut and was formed with the goal of maximizing the combined intellectual assets of each company, including Trudy's license with the Smithsonian Institution, by creating new product formats utilizing a fresh approach to creating book and "book plus" merchandise.

The execution of the final operating agreement was subject to the completion of the following conditions:

     1. Approval by the appropriate South African governmental authorities, including, but not limited to, the South African Reserve Bank and the South African Department of Trade and Industry.
     2. Approval by the Smithsonian Institution of a subsidiary rights license by Soundprints, a division of Trudy Corporation, to Studio Mouse under the existing License Agreement between Soundprints and the Smithsonian Institution.
     3. Execution of a subsidiary rights license agreement between Studio Mouse and each of Trudy Corporation and Chart Studio (Pty) Ltd. for the use of proprietary content owned by each respective licensor.
     4. Prompt determination by Chart Studio that the capital structure of the Company envisioned herein is satisfactory to Chart Studio from a tax and financial viewpoint under the laws, including, without limitation, the tax laws, of the Republic of South Africa and of the United States.

As of July 10, 2002, ratification of the joint venture operating agreement conditions were as follows:

     1. On April 8th, 2002 Trudy issued a press release stating that the Chart Studio (Pty) Ltd. had advised Soundprints that the Reserve Bank of South Africa disapproved of its application to form a joint venture with Trudy in the name of Studio Mouse, LLC. The Chart Studio (Pty) Ltd. stated that it intends to resubmit its application with the guidance of RMB Corvest, the investment banking arm of Rand Merchant Bank, Johannesburg, which is a minority stockholder in Chart Studio.
     2. The subsidiary rights licensing agreement between Trudy Corporation and Studio Mouse, concerning content created under the existing license by the Smithsonian Institution to Trudy d/b/a Soundprints was approved in a License Amendment between the Smithsonian Institution and Soundprints dated April 30th, 2002.
     3. The subsidiary rights license agreement between Studio Mouse and Trudy Corporation has been executed and signed by both parties. The subsidiary rights license agreement between Studio Mouse and Chart Studio (Pty) Ltd. is currently pending.
     4. Chart Studio's approval of Studio Mouse's capital structure as explained in Point four above is pending.

Soundprints holds a 45% interest in the joint venture and thus Soundprints consolidates 45% of Studio Mouse's net income on its income statement.

Since the execution of the operating agreement, Studio Mouse has developed a customer base including both North American and international accounts in the trade, mass market, door-to-door, and educational distributor sales channels, to which Studio Mouse ships products non-returnable, directly from the factory of manufacture. This model alleviates the majority of the need for the financing and storage of inventory.

Products and Licensing
----------------------

         The Company holds an exclusive license from the Smithsonian Institution to utilize the Smithsonian name through September 30, 2002, in connection with the sale of realistic wildlife plush toys and educational kits, storybooks, and audiocassettes. Since 1991, the Company has published over eighty titles in different series under the Smithsonian license. Royalties are paid to the Smithsonian at the rate of 5.0% of net sales on all licensed products. In FY 2002 sales of Smithsonian licensed product represented 59% of total sales. On April 30, 2002 the company executed an amendment from the Smithsonian extending the license term to September 30, 2007.

         Through January 2000, the Company held a license with The Nature Conservancy under which a series of storybooks were published. The Soundprints' Wild Habitats series has since replaced The Nature Conservancy series whose license terminated in January of 2000. Since the Company held the copyright to The Nature Conservancy titles it was able to retain this series in its backlist by simply removing the license indicia from the titles. The Company continues to introduce Wild Habitat storybooks, plush toys and audiobooks that explore global habitats and rare or endangered wildlife. Currently there are twenty-two books in the series.

         Market reception of the Smithsonian and Wild Habitat series have been extremely positive as a result of the perceived high value of the book and plush animal sets. Each year the Company introduces ten to fourteen new titles. In addition to titles in these two series, a non-licensed international series, combining books and dolls, was launched in the spring of 1999. Each storybook profiled a day in the life of children from a specific country, authored and illustrated by artists from the highlighted country. Each title is accompanied by a doll of the featured child sculpted in her true ethnicity. In the fall of 1999, a new series of photographic board books accompanied by soft cotton velour toys for toddlers was launched in cooperation with the Smithsonian Institution National Zoological Park.

         In the fall of 2001 Soundprints introduced a new series in collaboration with the Smithsonian Institution. The Soundprints' Read-and-Discover series brings together exciting wildlife adventures and animal facts in the popular and market-proven format of early reading chapter books. Intended for children ages 5-9, early reading chapter books allow young readers to develop and hone their reading skills inside and outside of the classroom. The books feature large, clear print and age-graded text that enables readers of different ability levels to develop their skills. Fun wildlife stories and colorful, high-quality artwork hold children's interest, encouraging them to continue to read and learn. Soundprints' Read-and-Discover early reading chapter books are available in three levels of reading proficiency. The chapter books are released in sets of four, each set featuring four animals from a common geographical location. A total of 40,000 copies were sold after the initial printing of four titles.

         In a successful effort to further expand the Company's FY 2002 publishing schedule to include more product targeting the growing toddler through Pre-k market, the Company acquired the license to a nursery rhyme property complete with finished text, illustrations and audio files. The Mother Goose Nursery Rhyme program makes use of colorful illustrations and well-loved nursery rhymes to build and strengthen a child's developing motor, listening, visual and verbal skills. Each of the five series in the program targets a specific area of development for children ages 6 months to 5 years. The My First Nursery Rhyme series is age specific for the youngest children, helping infants to recognize and anticipate repeated rhymes and encouraging participation as they develop verbal and motor skills. The Nursery Favorites series is geared toward children in their toddler through preschool years and features rhymes that build on a range of developing skills. Nursery Sing-alongs includes favorite rhymes that are appropriate for a range of ages and promote varying degrees of child participation at various skill-levels. The Clapping and Finger Rhymes series for toddlers reinforces the development of motor skills and role-playing. Action Nursery Rhymes is targeted to active preschoolers and toddlers and includes tumbling, marching skipping rhymes. The books are being distributed by Soundprints for Studio Mouse LLC and are available with a sing-along CD featuring classic rhymes from each book, as well as a soft plush finger puppet featuring each book's main character.

Marketing and Sales
-------------------

         The Company's products are sold to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and 85 independent commissioned sale representatives (except for the period from June 1999 up to May 2000 when Futech handled sales and distribution). In addition, the Company mails a catalog directly to consumers, schools, and libraries and an in-house telemarketing staff receives and processes phone, Internet, and mail orders from these mailings. In June 1999, the Company transferred responsibility for trade sales and fulfillment to Futech Interactive, Inc.'s distribution center in Wisconsin in return for assistance in paying off the company's revolving credit facility with its bank and underwriting the company's working capital needs up through the closing of the Global Merger (which, however, never closed). Soundprints' inventory was sold to Futech at a deeper discount than it would sell to its most favored customers. In January 2000, Futech became unable to pay its open invoices to the Company and, consequently, the Company put Futech on a cash basis. Futech shipped very little merchandise to its customers for the five-month period through May 2000 and would not turn orders back to the Company. Sales suffered as a result. On May 24, 2000, the oral distribution arrangement with Futech was terminated and the Company regained control of distribution of its products. Total sales to Futech during the year ended March 31, 2000 were approximately $842,000 of which $269,000 remains unpaid. On June 26, 2000 the Company was notified that Futech had filed a voluntary petition under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Subsequently to this, the Company filed claims in the Futech bankruptcy as an unsecured creditor. The Company has not been informed of the results of the Futech bankruptcy petition.

         After the period in which Futech controlled retail sales, Soundprints initiated development of a growth area for the Company's products, the supplemental educational market as well as the retail mass market. A Vice President - Sales, a National Accounts Sales Manager and a mass merchandizing sales consultant were retained to call on educational distributors and libraries to sell Soundprints' storybooks and companion toys for use as supplemental teaching materials in reading and science and into retail accounts such as T.J. Maxx and Wal*Mart. In addition, certain titles were sold by the Company as subrights for distribution into school book clubs and book fairs.

         The Company also distributes its direct mail order catalog to demographically targeted households as well as school and municipal libraries.

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

         The Company produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. Approximately 80% of the toys purchased during the year were purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. The Company owns the design of each toy product (except for Smithsonian plush toys which are co-trademarked with Smithsonian Institution) and actively manages the design of new products. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere. Approximately sixty-eight percent of the books purchased during the year were purchased from a U.S. company which subcontracts production to various printers in Asia. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to large customers. Audiocassettes are duplicated locally. Delivery has been satisfactory from all suppliers.

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

Employees
---------

         As of June 1, 2002 the Company had fifteen full-time and four part-time employees, all in its Norwalk facility. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area and to handle in-bound telemarketing for the direct response business.

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

ITEM 3.  LEGAL PROCEEDINGS

         On May 14, 2002 the Company was served with a complaint from the State of Connecticut Commission on Human Rights. The complaint alleges unlawful discriminatory practices. The Company has responded to the complaint and is waiting for a decision from the Commission. Legal Counsel is of the opinion that the complaint is without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the OTC Bulletin Board under the symbol "TRDY."

         The price of the Company's Common Stock as of July 10, 2002 was $0.00410 per share. The prices presented are bid quotations, as reported by NASDAQ, that reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions:

         As of March 31, 2002, there were approximately 1,450 common stockholders of record, including brokers who hold stock for others.

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

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001
-----------------------------------------------------------------------------

Results of Operations
---------------------

         NET SALES. Net sales for the year ended March 31, 2002 were $3,392,808 compared to $1,447,931 for the prior year ended March 31, 2001, an increase of $1,944,877 or 134%.

The significant increase in sales was supported by a $900,000 capital and debt infusion in March of 2001. After 2 years of protracted negotiations with a company which eventually filed for bankruptcy, Trudy Corporation entered FY 2002 without a working capital credit line from a viable lending source. Drawing upon the capital resources of its closely held shareholders, the Company embarked on a strategy to rebuild confidence among its vendors, sales force and customers to demonstrate that it was "back in business." In this regard, the following strategic actions were taken:

     1. A significant amount of creditor debt was adjudicated either by 50% compromise or issuing Trudy common stock for the portion compromised. By July 2001, virtually all of the creditors whose debt had been compromised had placed the company back on credit terms at least as favorable as those offered prior to the merger discussions.

     2. In order to provide "critical mass" to the company's publishing schedule by beefing up its new product offerings, sell products with a wider age profile and expand distribution to 60% of the book trade (the mass market) were the company had little or no distribution, Trudy licensed a nursery rhyme property from a packager in the U.K. entitled, Mother Goose. The Mother Goose acquisition enabled the company to take advantage of the interest of nursery rhymes through highly creative illustrations, plush finger puppets and musical audio. A total of sixty illustrated rhymes and audio together with caricature finger puppets were purchased, of which 30 were formatted into six illustrated 36 page "puffy padded" board books with CD and finger puppets.

     3. A joint venture, Studio Mouse LLC, was formed with Chart Studio (Pty) Ltd., a South African publisher, at an initial $50,000 investment in debt and equity. Studio Mouse's publishing charter was to service the United States mass market and worldwide English and foreign language markets at low cost with formats containing repurposed high quality content from both partners, shipped FOB factory origin on a non-returnable basis.

     4. A mass market independent sales representative was hired to call on mass market accounts in the United States.

     5. A cost reduction initiative was taken to source book printers and plush suppliers at lower manufacturing costs without compromise to quality. Over the year such efforts resulted in savings of 30% to 65% on reprints of back list book titles and plush purchases.

The above strategic actions resulted in sales to mass merchants and warehouse clubs of $1,382,561. The launch of Mother Goose resulted in 125,000 copies sold into Wal-Mart, Meijers, Books-A-Million, and the three warehouse clubs for delivery in January 2002.

Direct mail related revenue was $624,917 compared to $136,346 last year, an increase of $488,571. In the prior year the company did not conduct a direct mail program. It should be noted that the 2001 direct mail campaign did not reach its objectives. The catalogs were mailed over the Labor Day and October 6th weekends and reached homes the week of September 10th when terrorists struck New York and Washington D.C. and when the Anthrax mail scare surfaced.

Sales in all other categories (primarily the book, toy and museum trades) reached $1,385,330 which represents a 6% increase in sales to these accounts versus the prior year. Fiscal year 2002 was a rebuilding year to toy and gift, bookstore distributor and museum categories. The impact of the Company's recapitalization was not evident until the first and second calendar quarter of 2002 when sales were up 236% and 107% respectively.

For Studio Mouse, the year ending March 31, 2002 was the first year of sales. Its major customers during the year included McGraw-Hill Children's Publishing, Advanced Marketing Services, and Empire Toys & Stationary. Studio Mouse revenues were $577,000. Trudy Corporation received 45% of Studio Mouse's net income on its consolidated income statement.

         COST OF SALES. Cost of Sales for the year ended March 2002 were $1,827,946 compared to $1,365,150 for the prior year, an increase of $462,796.

The increase in cost of sales primarily reflected the higher sales volume from mass merchants and direct mail. The increase in freight costs to support the volume growth was $50,663, primarily from mailing costs to send purchased product to mail order customers.

The higher product costs and freight costs were partly offset by a significantly lower inventory obsolescence provision. The inventory obsolescence provision was reduced by $240,000 for FY 2002 reflecting a change in Trudy's estimated life of publications. The inventory provision now covers product in inventory older than 3 years. Prior to this year the provision covered product older than 2 years. The change in accounting treatment was appropriate because the inventory previously declared obsolete experienced a significant increase in unit sales this past year.

The company has made an aggressive effort to lower its toy, audio and book costs by soliciting quotes from new vendors. This initiative has lowered print costs on micro books, the company's most popular selling format, by 47%. Purchase costs for the large format Oceanic and Backyard hardcover books have been reduced by 29% while costs for certain micro plush toys have decreased by 37%. For audio products, the company was successful in locating a CD duplicator in Hong Kong who could deliver substantial savings versus the company's previous domestic supplier.

Also included in cost of sales are fixed charges for warehouse salaries, amortization of design costs, assembly materials, miscellaneous production overhead costs and product development expense.

As a result of these changes in net sales and cost of sales, gross profit for the year ended March 31, 2002 increased to $1,564,862 from $82,781 for the prior year. The gross profit ratio was 46.1% compared to 5.7% in the previous year.

         SELLING, GENERAL & ADMINISTRATIVE COSTS. Selling, General & Administrative expenses for the year ended March 31,2002 were $1,788,559 compared to $964,436 in the prior year, an increase of $824,163. Fiscal year 2002 SG&A as a % of sales was 52.7% compared to 66.1% in the previous year.

The single largest component of the increase was the cost associated with the catalog required to support the direct mail program. The total catalog costs were in excess of $600,000 of which $460,068 was expensed in the current year. Historically, the direct mail program has generated net income from consumer and library direct sales. The revenue shortfall was attributable to a dated customer house list and the timing of the mailing which occurred in the midst of the 9/11 terrorist attacks and anthrax scares. The direct mail program for fiscal year 2003 will be restructured in order to minimize the fixed level of expenditures and rely more on the synergy of a mailed catalog potential to induce purchases from the company's e-commerce website.

The increase in Selling, General & Administrative costs associated with the higher sales volume was $115,975. This included a $57,637 increase in sales commissions and a $94,338 increase in royalty expense.

The FY 2002 P&L also includes $36,054 in expenses for the development of a website designed for the promotion and sale of Soundprints' products and a $41,729 provision for bad debt expense.

         INTEREST EXPENSE. Net interest expense for the year ended March 31, 2002 was $43,972 compared to $224,149 in the previous year. The reduction in interest expense reflects the impact of re-financing outstanding debt at lower interest rates.

         ROYALTY INCOME. Other Income for the year ended March 31, 2002 increased by $157,787 to $212,548. The gain primarily reflects an increase in sub-rights sales to Scholastic and foreign language publishers in Spain, Germany and South Korea.

         EXTRAORDINARY ITEM. During the FY 2001 the Company converted debt approximating $2,100,000 to related parties for 70,832,000 shares. To the extent that the per share value ascribed, by a special committee of the Board of Directors, to the conversion exceeded $(0.02) the then current market value of the stock, extraordinary gain was recognized. The amount of the extraordinary gain was $1,416,640. In addition, approximately $80,000 in old credit for debt was settled by issuing 9,941,000 shares of Trudy Corporation stock.

         NET INCOME/LOSS. As a result of the items discussed above, the net loss for the year ended March 31, 2002 was $40,170. In FY 2001, net income was $356,353 after adjusting for the extraordinary gain discussed above. The net loss in FY 2001 before adjusting for the extraordinary item was $1,043,871.

Impact of New Accounting Pronouncements
---------------------------------------

         The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources
-------------------------------

         The Company continues to experience a severe working capital deficiency and negative cash flow from operations. In August 2001, the Company received a 6 month term loan in the amount of $475,000 to help finance inventory to support Christmas sales. The loan was repaid in full in January. On January 24th the company received a bridge loan in the amount of $300,000 to finance the purchase of inventory to meet its Spring backlog of orders. The Company's open sales order backlog as of July 10, 2002 is $285,727

         The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing licensing support from its primary licensor, the Smithsonian Institution, and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales, consummation of the formation of its joint venture with Chart Studio (see General Development of Business, above), and its ability to borrow money, albeit not at past levels from its shareholders, will be sufficient to allow the Company to continue in operation.

ITEM 7.  FINANCIAL STATEMENTS

                                Trudy Corporation

                                Financial Report

                                 March 31, 2002


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

         Statements of Cash Flows

         Notes to Financial Statements

            Report of Abrams and Company, P.C., Independent Auditors


To The Stockholders
Trudy Corporation
Norwalk, Connecticut


We have audited the accompanying balance sheet of Trudy Corporation as of March 31, 2002, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 2002, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a deficiency in working capital, and a deficiency in net assets and has continued to experience a significant decline in revenues. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


s/ Abrams and Company, P. C.
Melville, NY
June 24, 2002

                                Trudy Corporation

                                  Balance Sheet

                                 March 31, 2002

ASSETS

Current assets:
    Cash and cash equivalents                                   $      36,345
    Accounts receivable
       Net of allowance for doubtful accounts of $60,000              841,495
    Inventories                                                     1,169,653
    Due From Joint Venture                                             31,445
    Prepaid expenses                                                  186,069
    Prepaid expenses and other current assets                          15,801
                                                                -------------
       Total current assets                                         2,280,808

Equipment                                                             134,610
Royalty advances                                                       36,041
Investment in Joint Venture                                            66,315
Pre-publication costs, royalty advances and other assets, net         172,738
                                                                -------------
       Total assets                                             $   2,690,512
                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable - bank                                         $     300,000
    Notes payable - shareholder/officer and related party       $     152,197
    Account payable and accrued expenses                        $     597,467
    Royalties and commissions payable                                 231,319
                                                                -------------
       Total current liabilities                                    1,280,983

Long Term liabilities:
    Notes payable to related parties                            $   1,301,088
    Royalties payable                                                  63,737
                                                                -------------
       Total long term liabilities                                  1,364,825

Total Liabilities                                                   2,645,808

Shareholders' equity:
    Common stock: $.0001 par value:
       Authorized shares - 850,000,000
       Issued and outstanding shares - 442,460,249                     44,246
    Additional paid-in capital                                      4,945,264
    Accumulated deficit                                            (4,944,806)
                                                                -------------
       Total shareholders' equity                                      44,704
                                                                -------------

       Total liabilities and shareholders' equity               $   2,690,512
                                                                =============

See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                            Statements of Operations


                                                            Year Ended March 31,
                                                      ------------------------------
                                                           2002             2001
                                                      -------------    -------------
Net Sales                                                 3,392,808        1,447,931
Cost of Sales                                             1,827,946        1,365,150
                                                      -------------    -------------
Gross profit                                              1,564,862           82,781

Operating expenses:
Selling, general and administrative                       1,788,599          964,436
Depreciation and amortization                                28,142           23,345
                                                      -------------    -------------
Loss from operations                                       (251,879)        (905,000)

Other income (expense)
Interest (net)                                              (43,972)        (224,149)
Royalties                                                   212,548           54,761
Income from Joint Venture                                    41,315
Other income (expense)                                        1,818           14,401
                                                      -------------    -------------
   Total Other income                                       211,709         (154,987)

Net loss before income taxes                                (40,170)      (1,059,987)

Income tax benefit (provision)                                  -                -
                                                      -------------    -------------
Loss before extraordinary item                              (40,170)      (1,059,987)

Extraordinary item - gain on debt extinguishment                -          1,416,640

                                                      -------------    -------------
Net income (loss)                                     $     (40,170)   $     356,653
                                                      =============    =============

Basic and diluted net income (loss) per share         $       (0.00)   $       (0.00)
                                                      =============    =============

Weighted average number of shares outstanding           442,460,249      358,447,749
                                                      =============    =============

See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                   Statement of Shareholders' (Deficit) Equity

                       Years ended March 31, 2002 and 2001


                                                       Common Stock
                                            -------------------------------  Additional Paid-In   Accumulated  Total Shareholders'
                                                Shares           Amount           Capital           Deficit     (Deficit) Equity
                                            --------------   --------------   --------------    --------------   --------------
Balance at March 31, 2000                      350,187,249           35,019        4,073,772        (5,261,289)      (1,152,498)

Proceeds from exercise of options                3,000,000              300            2,700               -              3,000

Stock issued for compensation                    8,500,000              850           62,700               -             63,550

Stock issued for debt compromises               80,773,000            8,077          806,092               -            814,169

Net income                                             -                -                -             356,653          356,653

                                            --------------   --------------   --------------    --------------   --------------
Balance at March 31, 2001                      442,460,249   $       44,246   $    4,945,264    $   (4,904,636)  $       84,874
                                            ==============   ==============   ==============    ==============   ==============

Net income                                             -                -                -             (40,170)         (40,170)

                                            --------------   --------------   --------------    --------------   --------------
Balance at March 31, 2002                      442,460,249   $       44,246   $    4,945,264    $   (4,944,806)  $       44,704
                                            ==============   ==============   ==============    ==============   ==============

See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                            Statements of Cash Flows

                                                                                        Years Ended March 31,
                                                                                    --------------------------
                                                                                        2002           2001
                                                                                    -----------    -----------
Cash Flow from Operating Activities:

Net income (loss)                                                                   $   (40,170)   $   356,653

Adjustments to reconcile net loss to net cash used in operating activities:
    Income from Joint Venture                                                           (41,315)             -
    Depreciation                                                                         28,141         23,345
    Amortization of pre-publication costs and royalty advances                           39,417        148,098
    Provision for losses on accounts receivable                                          41,729          5,111
    Provision for slow moving inventory                                                (240,000)       145,000
    Royalties                                                                            63,737              -
    Stock issued for compensation                                                             -         63,550
    Gain on debt extinguishment                                                               -     (1,416,640)

Changes in operating assets and liabilities:
    Accounts receivable                                                                (747,622)      (152,903)
    Inventories                                                                        (104,736)       243,898
    Due from Joint Venture                                                              (31,445)             -
    Prepaid expenses and other current assets                                          (130,288)       (44,861)
    Accounts payable and accrued expenses                                               339,776       (326,507)
    Royalties and commissions payable                                                     7,785              -
    Other current assets                                                                (15,801)             -
                                                                                    -----------    -----------
Net cash used in operating activities                                                  (830,792)      (955,256)
                                                                                    -----------    -----------
Investing activities
    Pre-publication and royalty advances                                               (113,987)       (77,777)
    Investment in Joint Venture                                                         (25,000)             -
    Purchases of equipment                                                              (92,012)        (1,041)
                                                                                    -----------    -----------
Net cash used in investing activities                                                  (230,999)       (78,818)
                                                                                    -----------    -----------
Financing activities
    Net borrowings (payments)                                                           300,000      1,405,287
    Proceeds from long term debt                                                        403,285              -
    Proceeds from exercise of common stock grants                                             -          3,000
                                                                                    -----------    -----------
Net cash provided by financing activities                                               703,285      1,408,287
                                                                                    -----------    -----------

Net (decrease) increase in cash and cash equivalents                                   (358,506)       374,213
Cash and cash equivalents at beginning of period                                        394,851         20,638

                                                                                    -----------    -----------
Cash and cash equivalents at end of year                                            $    36,345    $   394,851
                                                                                    ===========    ===========

Cash paid for interest                                                              $    54,616    $    69,725
Cash paid for income taxes                                                                    -              -

See accompanying summary of accounting policies and notes to financial statements.

1. Accounting Policies

Description of Business

Trudy Corporation (the "Company") designs, manufactures and markets plush stuffed animals and publishes children's books and audiocassettes for sale to both retail and wholesale customers, both domestically and internationally. All Company products are sold under the trade name of Soundprints.

Basis of Presentation

The Company has incurred significant operating losses in the past three years and has a deficiency in working capital, and a deficiency in net assets. The Company has been funded by a principal shareholder officer and another shareholder.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing license agreements and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales and, or a future merger partner, and it's investment in the joint venture and it's ability to borrow money, albeit maybe not at the past levels, from its shareholders, will be sufficient to allow the Company to continue in operation.

Principles of Consolidation

Investments in 20% to 50% owned equities are accounted for on the equity method.

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

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company reviews its inventory for obsolescence and provides for obsolescence when inventory becomes three years old. (See Note 2)

Equipment

Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from five to seven years for machinery and equipment, and furniture and fixtures.

Fair Value of Financial Instruments

The Company has the following financial instruments: cash and cash equivalents, accounts receivable, investment in joint venture, accounts payable, and accrued expenses notes payable, and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of investment in joint ventures and long-term debt approximates fair market value based on the market interest rates available to the Company for debt of similar risk and maturities.

Pre-Publication Costs

Pre-publication costs are capitalized and amortized over a three year period on the sum-of-years digits method.

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

Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. As the products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," of SFAS 48, based on historical experience. Also, the cost of any inconsequential obligation related to the sale is accrued at that time.

Royalties

The Company records royalty revenue as earned and provides for its royalty expense at the time the royalty income is recorded. Royalty advances are recorded as earned when such advances represent a nonrefundable guarantee and there are no obligations to perform services. Advance royalty payments are recorded as expense when such advance represents a nonrefundable guarantee.

Sub rights

Sub right income and expense are recorded in a similar manner as royalties.

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

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities using the if-converted method. The assumed exercise of stock options would not be dilutive in 2002 and would be antidilutive in 2001.

Comprehensive Loss

As of April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive (loss) income for the Company is the same as net (loss) income for all periods presented.

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

In June 2001, the Financial Accounting Standards Board issued SFASNo. 141, "Business Combinations." SFAS 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business" (as previously defined in the Opinion). SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

Advertising

Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed the publication date of the new brochure or twelve months, whichever is less.

Advertising expense was approximately $5,600 and $3,300 for the years ended March 31, 2002 and 2001, respectively.

Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform to those used in 2001.

2. Inventories

Inventories consist of the following:

         Raw materials                                 $    81,288
         Finished goods                                  1,088,365
                                                       -----------
                                                       $ 1,169,653
                                                       ===========

At March 31, 2002 the Company changed its estimate of obsolescence from two years to three years, in order to better reflect the Company's sales cycle and its purchasing policy. The change in estimate resulted in a decrease in the Company's net loss by approximately $243,000.

3. Equipment

Equipment consists of the following:

         Machinery and equipment                       $   243,067
         Furniture and fixtures                             32,635
                                                       -----------
                                                           275,702
         Accumulated depreciation                         (141,092)
                                                       -----------
                                                       $   134,610
                                                       ===========

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

         Accounts payable                              $   528,604
         Payroll and related taxes                          39,919
         Other (Principally Interest)                       28,944
                                                       -----------
                                                       $   597,467
                                                       ===========

5. Note Payable - Bank

The note bears interest at 7.50%, which is payable monthly until the due date of the loan, July 24, 2002. The note is collateralized by a guaranty from the president/shareholder and by a second mortgage on the Company's facility, which is principally owned by the Company's President.

The maximum outstanding short-term borrowing during the period amounted to $475,000 and the average amount outstanding during the period approximated $229,000. The average interest rate approximated 8.13%.

6. Notes Payable to Related Parties and Other Related Party Transactions

Notes payable to related parties consist of the following:

Various notes payable to the
president/sharholder maturing at various
dates from March 2003 to March 2004. The
notes bear interest at 5% per year
payable monthly.                                       $ 1,101,049

Notes payable to shareholders are due in
March 2003. The notes bear interest at
5% per year and interest is payable on
the due dates of the notes.                            $   250,000

Loan payable to landlord is due in monthly
payments through January 2021.  The loan
bears interest at 8.01% per year.  The
president/shareholder, an outside board
member and a former board member are the
owners of the property                                     102,236
                                                       -----------
                                                         1,453,285

Less current portion                                       152,197
                                                       -----------
Total Long-term                                        $ 1,301,088
                                                       ===========
Maturities of debt is as follows:
2004                                                   $1,203, 481
2005                                                         2,635
2006                                                         2,854
2007                                                         3,091
2008                                                         3,000
There after                                                 86,027
                                                       -----------
                                                       $ 1,301,088
                                                       ===========

Interest expense approximated $78,000 and $225,000 for 2002 and 2001, respectively.

Other related party balances included in account payable and accrued expenses are amount due the landlord and the president/shareholder and shareholder approximating $6,000 and $37,000, for 2002 and 2001, respectively.

7. Extraordinary Item

In 2001 the Company converted debt approximating $2,100,000 to related parties for 70,832,000 shares. To the extent that the per share value ascribed, by a special committee of the Board of Directors, to the conversion exceeded $(0.02), the then current market value of the stock, extraordinary gain was recognized.

8. Concentrations and Credit Risk

(a) Sales

Sales to two customers account for 34.8% in 2002 and none in 2001.

The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian"). Sales with the Smithsonian name approximated 60 percent of net sales in fiscal year 2002.

(b) Cost of Sales

The Company produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. In 2002, the Company purchased approximately $920,000 of its toys from the one vendor in China. The company purchased books amounting to approximately $723,000 from three vendors in China and Singapore with one comprising 55% of the company's purchases. The Company has other qualified sources of supply from which it has purchased in the past.

The Company owns the design of each existing toy product (except for Smithsonian plush toys which are co-trademarked with Smithsonian Institution) and actively manages the design of new products. The Company believes, and demonstrates, that production could quickly be transferred to other companies in China and Sri Lanka if production were not available from the vendor in China, or if more favorable pricing became available.

Books are purchased from a U.S. company which subcontracts production to various printers in the Far East. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally.

9. Income Taxes

The Company's provision for income taxes was $0 for the years ended March 31, 2002 and 2001.

The provision for income tax differs from the U.S. federal statutory rate as follows:

                                                            2002         2001
                                                          --------    --------
   Income tax provision (benefit) at statutory rate          (34.0)%      34.0%
   Effect of graduated tax rates                              19.0%      (24.8)%
                                                          --------    --------
   Effective tax rate                                        (15.0)%       9.2%
   Valuation reserve for deferred tax asset                   15.0%       (9.2)%
                                                          --------    --------
   Income tax provision                                          0%          0%
                                                          ========    ========

The deferred tax assets consist of the following:

   Net operating loss carryforwards                              $   1,323,000
                                                                 -------------
   Total gross deferred tax assets                                   1,323,000
   Less valuation allowance                                         (1,323,000)
                                                                 -------------
                                                                           -
                                                                 =============

The Company has a net operating loss carryforwards approximating $4,408,000 and expires as follows:

   2004                                                          $    127,000
   2005                                                               157,000
   2006                                                             1,246,000
   2007                                                               324,000
   2008                                                               258,000
   There after                                                      2,296,000
                                                                 ------------
                                                                 $  4,408,000
                                                                 ============

The realization of the Company's deferred tax assets is dependent on future profits, which are not assured. Accordingly, a valuation allowance equal to the net deferred tax assets has been provided at March 31, 2002. The valuation allowance for deferred tax assets decreased by $5,000 and increased by $137,000 during the years ended March 31, 2002 and 2001, respectively, due to the establishment of valuation reserves against all net deferred tax assets.

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


A summary of the Company's stock option activity, and related information is as follows:
                                                                          Weighted-
                                                                          Average
                                                                          Exercise
                                                             Options       Price
                                                            ---------    ----------
Outstanding at March 31, 2000                               8,015,000    $    0.001
Exercised                                                  (3,000,000)        0.001
Forfeited                                                    (920,000)        0.001
                                                            ---------    ----------
Outstanding  at March 31, 2001 and 2002.  There was no
stock option activities in 2000                             4,095,000    $    0.001
                                                            =========    ==========

Exercisable at end of year                                  4,095,000
                                                            =========

In 2001, stock based compensation approximated $63,000.

11. Benefit Plan

Effective January 1, 1999, the Company adopted a 401(k) Retirement Plan, which covers substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent on the first 3 percent of employee contributions. The Company made approximately $2,900 in matching contributions to the Plan in both 2002 and 2001, respectively.

12. Joint Venture

During the third quarter Trudy Corporation signed an agreement with the Chart Studio (Pty.) Ltd., a privately held South African company, to form a joint venture. The new company, Studio Mouse LLC, was set up to maximize the combined intellectual assets of each company by creating new product formats utilizing a fresh approach to creating multimedia "books plus" products.

Under the terms of the agreement between Trudy Corporation and Chart Studio (Pty.) Ltd., a South African company, Trudy and Chart Studio each hold 45% of the total issued shares in Studio Mouse LLC, with the remaining 10% of the shares held by employees/related parties of Trudy and Chart Studio. Both Trudy Corporation and Chart Studio (Pty.) Ltd. continue to operate individually, developing their own respective publishing programs. In addition, the agreement stipulates that Trudy Corporation and Chart Studio (Pty.) Ltd. will share all costs and profits of Studio Mouse in accordance with their respective percentage interest.

An operating agreement was executed which among other matters, provides that the participation by Chart Studio in the joint venture requires the approval of The Reserve Bank of South Africa. The initial application to The Reserve Bank was denied. Chart Studio intends to resubmit its application.

Management believes that the approval by The Reserve Bank will be forthcoming. In the event that such approval is not forthcoming, management believes that its ownership and management will not impact the financial statements.

Costs charged to the joint venture may not be indicative of the operating results from those that would have been obtained if the joint venture were autonomous.

13. Commitments

(a) Commitments

The Company leases its building and other items under non-cancelable operating leases from a limited liability company owned by the Company's President, and shareholder, a former Director and Officer and a current Board member. Rent expense was approximately $47,000 and $76,000 for the years 2002 and 2001, respectively. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2002:

    2003                                                         $ 110,000
    2004                                                           110,000
    2005                                                            28,000
                                                                 ---------
    Total minimum lease payments                                 $ 248,000
                                                                 =========

(b) Royalties

On April 30, 2002 the Company received an amendment from the Smithsonian extending the license term to September 30, 2007.

                  Period                                          Amount
    --------------------------------------------                 ---------

    October 1, 2002 - September 30, 2003                         $ 115,000
    October 1, 2003 - September 30, 2004                           120,000
    October 1, 2004 - September 30, 2005                           125,000
    October 1, 2005 - September 30, 2006                           130,000
    October 1, 2006 - September 30, 2007                           135,000
                                                                 ---------
                                                                 $ 625,000
                                                                 =========

(c) Contingency

In May 2002, the Equal Employment Opportunity Commission served a complaint, to which the Company responded, on the Company notifying them of a charge of discrimination by a former employee. The Company responded to the complaint. Management and counsel believe that the complaint is without merit, accordingly, there will be no adverse impact on the financial statements

12. Subsequent Event

On May 13, 2002 the Company announced that Ashley C. Andersen had been elected to its Board of Directors..

Ms. Andersen is the Publisher of Trudy and the President of Studio Mouse LLC, a joint venture company formed by Trudy and Chart Studio (Pty) Ltd., a privately held South African company. Ms. Andersen earned her BA in Elementary Education with a major in language arts and a minor in social sciences from the School of Education, University of Michigan, Ann Arbor, MI. She also possesses a BA in English Literature from the School of Literature, Science and the Arts, University of Michigan, Ann Arbor, MI.

Ashley Andersen began her career in publishing in 1989 with Plymouth Press, Vergennes, VT. After working in the field for several years as an editor, graphic artist and art director, she joined Trudy in March of 2000 as Associate Publisher. She was subsequently promoted to Publisher.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the names and ages of all the directors and the executive officer of the Registrant and the positions and offices held by such persons as of June 1, 2002

        Name                     Age      Position
        ----                     ---      --------

        William W. Burnham        59      Chairman of the Board of Directors,
                                          President, and Chief Executive Officer

        Alice B. Burnham          54      Director

        Peter D. Nalle            54      Director

        Fred M. Filoon            59      Director

        Ashley C. Andersen        29      Director


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

         Ashley Andersen began her career in publishing in 1989 with Plymouth Press, Vergennes, VT. After working in the field for several years as an editor, graphic artist and art director, she joined Trudy in March of 2000 as Associate Publisher. She was subsequently promoted to Publisher

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

         Based solely on the Company's review of forms furnished to the Company, the Company believes that all filing requirements with respect to the year ended March 31, 2002 applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except that each of William. Burnham, the Company's Chairman, and Alice Burnham, a director, failed to file a Form 4 on a timely basis for the common stock issued to them on March 15, 2001.


ITEM 10. EXECUTIVE COMPENSATION

         During the year ended March 31, 2002 no employee of the Company received compensation exceeding $100,000. William W. Burnham, the President and Chief Executive Officer, received cash compensation totaling $95,000.

         On June 26, 2002 William W. Burnham, President and CEO, gifted Ashley
C. Andersen, Publisher, 2,000,000 shares of registered common stock. This was part of Ms. Andersen's bonus compensation and merit increase due on her promotion to Publisher.

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

         As of March 31, 2002, 4,095,000 shares were subject to outstanding options.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of July 10, 2002, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

--------------------------------------    ------------------------------    -------------------------------
                                             Common Stock
 Name                                        Beneficially Owned(1)                Percent of Class
--------------------------------------    ------------------------------    -------------------------------
 William W. Burnham(2)(3)                                 157,386,000                            35.6%
--------------------------------------    ------------------------------    -------------------------------

 Alice B. Burnham(2)(3)                                    72,770,000                            16.4%
--------------------------------------    ------------------------------    -------------------------------

 Fred M. Filoon (3)(4)                                      3,750,000                             0.8%
--------------------------------------    ------------------------------    -------------------------------

 Peter D. Nalle (3)                                         3,750,000                             0.8%
--------------------------------------    ------------------------------    -------------------------------

 Ashley C. Andersen (3)                                     3,000,000                             0.7%
--------------------------------------    ------------------------------    -------------------------------

 John Sullivan (3)                                          1,000,000                              02%
--------------------------------------    ------------------------------    -------------------------------

 All Directors and Officers as a
 group (5 persons) (4)                                    241,656,000                            54.5%
--------------------------------------    ------------------------------    -------------------------------

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

TRUDY CORPORATION
(Registrant)


By:     /s/ WILLIAM W. BURNHAM
        -----------------------------------------
        William W. Burnham, Chairman of the Board,
        President and Chief Executive Officer

Dated:  July 10, 2002
        -------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                               Date
---------                      -----                               ----

/s/ WILLIAM W. BURNHAM         Chairman of the Board,              July 10, 2002
---------------------------    President and Chief Executive
William W. Burnham             Officer

/s/ ALICE B. BURNHAM           Director                            July 10, 2002
---------------------------
Alice B. Burnham

/s/ PETER D. NALLE             Director                            July 10, 2002
---------------------------
Peter D. Nalle

/s/ ASHLEY C. ANDERSEN         Director                            July 10, 2002
---------------------------
Ashley C. Andersen

/s/ JOHN MONAGHAN              Vice President - Finance            July 10, 2002
---------------------------
John Monaghan