Form 10KSB/A
period 2002-03-31
TRUDY CORP
filed 2002-07-19
CIK 815098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-KSB/A

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

As of July 19, 2002, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $614,413. As of July 19, 2002, 442,460,249 shares of Common Stock, $.0001 par value per share, were outstanding.

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

The execution of the final operating agreement was subject to the completion of the following conditions:

     1. Approval by the appropriate South African governmental authorities, including, but not limited to, the South African Reserve Bank and the South African Department of Trade and Industry.
     2. Approval by the Smithsonian Institution of a subsidiary rights license by Soundprints, a division of Trudy Corporation, to Studio Mouse under the existing License Agreement between Soundprints and the Smithsonian Institution.
     3. Execution of a subsidiary rights license agreement between Studio Mouse and each of Trudy Corporation and The Chart Studio (Pty) Ltd. for the use of proprietary content owned by each respective licensor.
     4. Prompt determination by The Chart Studio (Pty) Ltd. that the capital structure of the Company envisioned herein is satisfactory to The Chart Studio (Pty) Ltd. from a tax and financial viewpoint under the laws, including, without limitation, the tax laws, of the Republic of South Africa and of the United States.

As of July 10, 2002, ratification of the joint venture operating agreement conditions were as follows:

     1. On April 8th, 2002 Trudy Corporation issued a press release stating that The Chart Studio (Pty) Ltd. had advised Soundprints that the Reserve Bank of South Africa disapproved of its application to form a joint venture with Trudy in the name of Studio Mouse, LLC. The Chart Studio (Pty) Ltd. stated that it intends to resubmit its application with the guidance of RMB Corvest, the investment banking arm of Rand Merchant Bank, Johannesburg, which is a minority stockholder in The Chart Studio (Pty) Ltd.
     2. The subsidiary rights licensing agreement between Trudy Corporation and Studio Mouse, LLC concerning content created under the existing license by the Smithsonian Institution to Trudy d/b/a Soundprints was approved in a License Amendment between the Smithsonian Institution and Soundprints dated April 30th, 2002.
     3. The subsidiary rights license agreement between Studio Mouse and Trudy Corporation has been executed and signed by both parties. The subsidiary rights license agreement between Studio Mouse and Chart Studio (Pty) Ltd. is currently pending.
     4. Chart Studio's approval of Studio Mouse's capital structure as explained in Point four above is pending.

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

The significant increase in sales in 2002 was supported by a $900,000 capital and debt infusion in March of 2001. After 2 years of protracted negotiations with a company which eventually filed for bankruptcy, Trudy Corporation entered FY 2002 without a working capital credit line from a viable lending source. Drawing upon the capital resources of its closely held shareholders, the Company embarked on a strategy to rebuild confidence among its vendors, sales force and customers to demonstrate that it was "back in business." In this regard, the following strategic actions were taken:

     1. In 2001, a significant amount of creditor debt was adjudicated either by 50% compromise or issuing Trudy common stock for the portion compromised. By July 2001, virtually all of the creditors whose debt had been compromised had placed the company back on credit terms at least as favorable as those offered prior to the merger discussions.

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

For Studio Mouse, the year ended March 31, 2002 was the first period of sales (June 1, 2001 to March 31, 2002). Its major customers during the year included McGraw-Hill Children's Publishing, Advanced Marketing Services, and Empire Toys & Stationary. Studio Mouse revenues were $577,000. Trudy Corporation received 45% of Studio Mouse's net income on its income statement.

         COST OF SALES. Cost of Sales for the year ended March 2002 were $1,827,946 compared to $1,365,150 for the prior year, an increase of $462,796.

The increase in cost of sales primarily reflected the higher sales volume from mass merchants and direct mail offset by a decrease in obsolescence approximating $240,000 (7%). The increase in freight costs to support the volume growth was $50,663, primarily from mailing costs to send purchased product to mail order customers.

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

Impact of New Accounting Pronouncements
---------------------------------------

         The Company believes that any current pronouncements would not have a material effect on its financial position or results of operations.

Critical Accounting Estimates
-----------------------------

Management's discussion and analysis of financial condition and results of operations are based upon the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described on Note 1 of notes to our financial statements), the following policies involve a higher degree of judgment and/or complexity:

Pre-Publication Costs

Pre-publication costs are capitalized and amortized over a three-year period using the sum-of-years digits method.

Prepaid Catalog Costs

Catalogs and brochures are amortized over the period benefited, not to exceed the publication date of the subsequent brochure or twelve months, whichever is less.

Liquidity and Capital Resources
-------------------------------

         The Company continues to experience a severe working capital deficiency and negative cash flow from operations. In August 2001, the Company received a 6 month term loan in the amount of $475,000 to help finance inventory to support Christmas sales. The loan was repaid in full in January 2002. On January 24, 2002 the company received a bridge loan in the amount of $300,000 to finance the purchase of inventory to meet its Spring backlog of orders. The Company's open sales order backlog as of July 10, 2002 is $285,727

         The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing licensing support from its primary licensor, the Smithsonian Institution, and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales, consummation of the formation of its joint venture with Chart Studio (see General Development of Business, above), and its ability to borrow money, albeit not at past levels from its shareholders, will be sufficient to allow the Company to continue in operation.

ITEM 7.  FINANCIAL STATEMENTS

                                Trudy Corporation

                                Financial Report

                                 March 31, 2002


                                    Contents


         Independent Auditors' Reports

         Balance Sheet

         Statements of Operations

         Statements of Shareholders' Equity (Deficit)

         Statements of Cash Flows

         Notes to Financial Statements

            Report of Abrams and Company, P.C., Independent Auditors


To The Shareholders
Trudy Corporation
Norwalk, Connecticut


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a deficiency in working capital, and a deficiency in net assets and experienced a significant decline in revenues, except for the year ended 2002. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


s/ Abrams and Company, P. C.
Melville, NY
June 24, 2002

                                Trudy Corporation

                                  Balance Sheet

                                 March 31, 2002

ASSETS

Current assets:
    Cash and cash equivalents                                   $       2,774
    Accounts receivable
       Net of allowance for doubtful accounts of $60,000              875,066
    Inventories                                                     1,169,653
    Due From joint venture                                             31,445
    Prepaid expenses                                                  186,069
    Prepaid expenses and other current assets                          15,801
                                                                -------------
       Total current assets                                         2,280,808

Equipment, net                                                        134,610
Royalty advances, net                                                  36,041
Investment in joint venture                                            66,315
Pre-publication costs, and other assets, net                          172,738
                                                                -------------
       Total assets                                             $   2,690,512
                                                                =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable - bank                                         $     300,000
    Notes payable - shareholder/officer and related party             152,197
    Accounts payable and accrued expenses                             597,467
    Royalties and commissions payable                                 231,319
                                                                -------------
       Total current liabilities                                    1,280,983

Long Term liabilities:
    Notes payable to related parties                                1,301,088
    Royalties payable                                                  63,737
                                                                -------------
       Total long term liabilities                                  1,364,825

Total Liabilities                                                   2,645,808

Shareholders' equity:
    Common stock: $.0001 par value:
       Authorized shares - 850,000,000
       Issued and outstanding shares - 442,460,249                     44,246
    Additional paid-in capital                                      4,945,264
    Accumulated deficit                                            (4,944,806)
                                                                -------------
       Total shareholders' equity                                      44,704
                                                                -------------

       Total liabilities and shareholders' equity               $   2,690,512
                                                                =============

See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                            Statements of Operations


                                                            Year Ended March 31,
                                                      ------------------------------
                                                           2002             2001
                                                      -------------    -------------
Net Sales                                                 3,392,808        1,447,931
Cost of Sales                                             1,827,946        1,365,150
                                                      -------------    -------------
Gross profit                                              1,564,862           82,781

Operating expenses:
Selling, general and administrative                       1,788,599          964,436
Depreciation and amortization                                28,142           23,345
                                                      -------------    -------------
Loss from operations                                       (251,879)        (905,000)

Other income (expense)
Interest (net)                                              (43,972)        (224,149)
Royalties (net)                                             212,548           54,761
Other income (expense)                                        1,818           14,401
Income from joint venture                                    41,315
                                                      -------------    -------------
   Total Other income                                       211,709         (154,987)

Net loss before income taxes                                (40,170)      (1,059,987)

Income tax benefit (provision)                                  -                -
                                                      -------------    -------------
Loss before extraordinary item                              (40,170)      (1,059,987)

Extraordinary item - gain on debt extinguishment                -          1,416,640

                                                      -------------    -------------
Net (loss) income                                     $     (40,170)   $     356,653
                                                      =============    =============

Basic and diluted net (loss) income per share         $       (0.00)   $        0.00
                                                      =============    =============

Weighted average number of shares outstanding           442,460,249      358,447,749
                                                      =============    =============

See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                   Statement of Shareholders' (Deficit) Equity

                       Years ended March 31, 2002 and 2001


                                                       Common Stock
                                            -------------------------------  Additional Paid-In   Accumulated  Total Shareholders'
                                                Shares           Amount           Capital           Deficit     (Deficit) Equity
                                            --------------   --------------   --------------    --------------   --------------
Balance at March 31, 2000                      350,187,249           35,019        4,073,772        (5,261,289)      (1,152,498)

Proceeds from exercise of options                3,000,000              300            2,700               -              3,000

Stock issued for compensation                    8,500,000              850           62,700               -             63,550

Stock issued for debt compromises               80,773,000            8,077          806,092               -            814,169

Net income                                             -                -                -             356,653          356,653

                                            --------------   --------------   --------------    --------------   --------------
Balance at March 31, 2001                      442,460,249           44,246        4,945,264        (4,904,636)          84,874

Net loss                                               -                -                -             (40,170)         (40,170)

                                            --------------   --------------   --------------    --------------   --------------
Balance at March 31, 2002                      442,460,249   $       44,246   $    4,945,264    $   (4,944,806)  $       44,704
                                            ==============   ==============   ==============    ==============   ==============

See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation

                            Statements of Cash Flows

                                                                                        Years Ended March 31,
                                                                                    --------------------------
                                                                                        2002           2001
                                                                                    -----------    -----------
Cash Flow from Operating Activities:

Net (loss) income                                                                   $   (40,170)   $   356,653

Adjustments to reconcile net loss to net cash used in operating activities:
    Income from joint venture                                                           (41,315)             -
    Depreciation                                                                         28,141         23,345
    Amortization of pre-publication costs and royalty advances                           39,417        148,098
    Provision for losses on accounts receivable                                          41,729          5,111
    Provision for slow moving inventory                                                (240,000)       145,000
    Royalties                                                                            63,737              -
    Stock issued for compensation                                                             -         63,550
    Gain on debt extinguishment                                                               -     (1,416,640)

Changes in operating assets and liabilities:
    Accounts receivable                                                                (781,193)      (152,903)
    Inventories                                                                        (104,736)       243,898
    Due from joint venture                                                              (31,445)             -
    Prepaid expenses and other current assets                                          (130,288)       (44,861)
    Accounts payable and accrued expenses                                               339,776       (326,507)
    Royalties and commissions payable                                                     7,785              -
    Other current assets                                                                (15,801)             -
                                                                                    -----------    -----------
Net cash used in operating activities                                                  (864,363)      (955,256)
                                                                                    -----------    -----------
Investing activities
    Pre-publication costs and royalty advances                                         (113,987)       (77,777)
    Investment in joint venture                                                         (25,000)             -
    Purchases of equipment                                                              (92,012)        (1,041)
                                                                                    -----------    -----------
Net cash used in investing activities                                                  (230,999)       (78,818)
                                                                                    -----------    -----------
Financing activities
    Net borrowings (payments)                                                           300,000      1,405,287
    Proceeds from long term debt                                                        403,285              -
    Proceeds from exercise of common stock grants                                             -          3,000
                                                                                    -----------    -----------
Net cash provided by financing activities                                               703,285      1,408,287
                                                                                    -----------    -----------

Net (decrease) increase in cash and cash equivalents                                   (392,077)       374,213
Cash and cash equivalents at beginning of year                                          394,851         20,638

                                                                                    -----------    -----------
Cash and cash equivalents at end of year                                            $     2,774    $   394,851
                                                                                    ===========    ===========

Cash paid for interest                                                              $    54,616    $    69,725
Cash paid for income taxes                                                                    -              -

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

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing license agreements and positive cash flow. The Company will also require additional financial sources to provide near term operating cash to move toward profitability. The Company believes that improvement in sales and, or a future merger partner, and its investment in the joint venture and its ability to borrow money, albeit maybe not at the past levels, from its shareholders, will be sufficient to allow the Company to continue in operation.

Principles of Consolidation

Investments in 20% to 50% owned equities are accounted for by the equity method.

Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company reviews its inventory for obsolescence and provides for obsolescence when the inventory becomes unsaleable.

Equipment

Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from five to seven years for machinery and equipment and furniture and fixtures.

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

Pre-Publication Costs

Pre-publication costs are capitalized and amortized over a three year period using the sum-of-years digits method.

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

Subsidiary Licensing Rights

Depending upon the terms of its various licensing agreements, the Company can lease its intellectual property rights, as either licensee or licensor, to another party. The associated income and expense are recorded in a similar manner as royalties.

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

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities using the if-converted method. Any dilution caused by the assumed exercise of stock options would not have an effect on earnings per share in either year.

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

Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform to those used in 2001.

2. Inventories

Inventories consist of the following:

         Raw materials                                 $    81,288
         Finished goods                                  1,088,365
                                                       -----------
                                                       $ 1,169,653
                                                       ===========

3. Equipment

Equipment consists of the following:

         Machinery and equipment                       $   243,067
         Furniture and fixtures                             32,635
                                                       -----------
                                                           275,702
         Accumulated depreciation                         (141,092)
                                                       -----------
                                                       $   134,610
                                                       ===========

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

         Accounts payable                              $   528,604
         Payroll and related taxes                          39,628
         Other (Principally Interest)                       29,235
                                                       -----------
                                                       $   597,467
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

6. Notes Payable to Related Parties and Other Related Party Transactions

Notes payable to related parties consist of the following:

Various notes payable to the
president/shareholder maturing at various
dates from March 2003 to March 2004. The
notes bear interest at 5% per year
payable monthly.                                       $ 1,101,049

Notes payable to shareholders are due in
March 2003. The notes bear interest at
5% per year and interest is payable on
the due dates of the notes.                                250,000

Loan payable to landlord is due in monthly
payments through January 2021.  The loan
bears interest at 8.01% per year.  The
president/shareholder, an outside board
member, and a former board member are the
owners of the property                                     102,236
                                                       -----------
                                                         1,453,285

Less current portion                                       152,197
                                                       -----------
Total Long-term                                        $ 1,301,088
                                                       ===========
Maturities of debt are as follows:
2004                                                   $ 1,203,481
2005                                                         2,635
2006                                                         2,854
2007                                                         3,091
2008                                                         3,000
Thereafter                                                  86,027
                                                       -----------
                                                       $ 1,301,088
                                                       ===========

Interest expense approximated $78,000 and $225,000 for 2002 and 2001, respectively.

Other related party balances included in accounts payable and accrued expenses are amount due the landlord and the president/shareholder and shareholder approximating $6,000 and $37,000, for 2002 and 2001, respectively.

7. Extraordinary Item

In 2001 the Company converted debt approximating $2,100,000 to related parties for 70,832,000 shares. Extraordinary gain was recognized to the extent that the per share value, as ascribed to the Conversion by a special Committee of the Board of Directors, exceeded $.02, the then current market value of the stock.

8. Concentrations and Credit Risk

(a) Sales

Sales to two customers accounted for 34.8% in 2002 and none in 2001.

The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian"). Sales with the Smithsonian name approximated 60 percent of net sales in fiscal year 2002.

(b) Cost of Sales

The Company produces the majority of its products by subcontracting with independent toy factories and printing plants located in Asia. In 2002, the Company purchased approximately $920,000 of its toys from a single vendor in China. The company purchased books amounting to approximately $723,000 from three vendors in China and Singapore with one comprising 55% of the Company's purchases. The Company has other qualified sources of supply from which it has purchased in the past.

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

9. Fourth Quarter Adjustment

During the fourth quarter of 2002, the Company reduced its inventory obsolescence by $240,000. Such amount reflects inventory sold during the year that had been previously written down. Accordingly, sales related to such inventory did not bear any costs.

10. Income Taxes

The Company's provision for income taxes was $0 for the years ended March 31, 2002 and 2001.

The provision for income tax differs from the U.S. federal statutory rate as follows:

                                                            2002         2001
                                                          --------    --------
   Income tax provision (benefit) at statutory rate          (34.0)%      34.0%
   Effect of graduated tax rates                              19.0%      (24.8)%
                                                          --------    --------
   Effective tax rate                                        (15.0)%       9.2%
   Valuation reserve for deferred tax asset                   15.0%       (9.2)%
                                                          --------    --------
   Income tax provision                                          0%          0%
                                                          ========    ========

The deferred tax assets consist of the following:

   Net operating loss carryforwards                              $   1,323,000
                                                                 -------------
   Total gross deferred tax assets                                   1,323,000
   Less valuation allowance                                         (1,323,000)
                                                                 -------------
                                                                           -
                                                                 =============

The Company has net operating loss carryforwards approximating $4,408,000 and expires as follows:

   2004                                                          $    127,000
   2005                                                               157,000
   2006                                                             1,246,000
   2007                                                               324,000
   2008                                                               258,000
   Thereafter                                                       2,296,000
                                                                 ------------
                                                                 $  4,408,000
                                                                 ============

The net operating loss benefits could be reduced if there is a "382 Change of Ownership".

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

11. Stock-Based Compensation

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


A summary of the Company's stock option activity, and related information is as follows:
                                                                          Weighted-
                                                                          Average
                                                                          Exercise
                                                             Options       Price
                                                            ---------    ----------
Outstanding at March 31, 2000                               8,015,000    $    0.001
Exercised                                                  (3,000,000)        0.001
Forfeited                                                    (920,000)        0.001
                                                            ---------    ----------
Outstanding  at March 31, 2001 and 2002.  There was no
stock option activity in 2002                               4,095,000    $    0.001
                                                            =========    ==========

Exercisable at end of year                                  4,095,000
                                                            =========

In 2001, stock based compensation approximated $63,000.

12. Benefit Plan

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

13. Joint Venture

During the third quarter Trudy Corporation signed an agreement with The Chart Studio (Pty) Ltd., a privately held South African company, to form a joint venture. The new company, Studio Mouse LLC, was set up to maximize the combined intellectual assets of each company by creating new product formats utilizing a fresh approach to creating multimedia "books plus" products.

Under the terms of the agreement between Trudy Corporation and The Chart Studio
(Pty) Ltd., a South African company, Trudy and Chart Studio each hold 45% of the total issued shares in Studio Mouse LLC, with the remaining 10% of the shares held by employees/related parties of Trudy and Chart Studio. Both Trudy Corporation and The Chart Studio (Pty) Ltd. continue to operate individually, developing their own respective publishing programs. In addition, the agreement stipulates that Trudy Corporation and The Chart Studio (Pty) Ltd. will share all costs and profits of Studio Mouse in accordance with their respective percentage interest.

An operating agreement was executed which among other matters, provides that the participation by Chart Studio in the joint venture requires the approval of The Reserve Bank of South Africa. The initial application to The Reserve Bank was denied. Chart Studio intends to resubmit its application.

Management believes that the approval by The Reserve Bank will be forthcoming. However, in the event that such approval is not forthcoming, management believes that the Company's ownership and its management's participation in the joint venture will not impact the Company's financial statements.

Each joint venture partner has chosen to absorb certain costs relating to the joint venture.

The financial position at March 31, 2002 and operating results from inception (June 1, 2001) to March 31, 2002 of Studio Mouse, LLC are as follows:

                               Financial Position

Current assets (principally accounts receivable)                     $  634,711
Non-current assets                                                       64,221
                                                                     ----------
   Total assets                                                      $  698,932
                                                                     ==========

Liabilities and Shareholders' Equity
Current liabilities                                                  $  445,389
Long-term liabilities                                                   111,732
                                                                     ----------
   Total liabilities                                                    557,121
Shareholder's equity                                                    141,811
                                                                     ----------
   Total liabilities and shareholders' equity                        $  698,932
                                                                     ==========


      Operating Results - from inception (June 1, 2001) to March 31, 2002

Sales                                                                $  603,125
Cost of sales                                                           375,938
                                                                     ----------
   Gross profit                                                         227,187

Selling, general and administrative                                     135,376
                                                                     ----------

Net profit                                                           $   91,811
                                                                     ==========

Studio Mouse, with the consent of its shareholders, has elected under the Internal Revenue Code to be a limited liability corporation. In lieu of corporation income taxes, the shareholders of a limited liability corporation are taxed on their proportionate share of Studio Mouse's taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements of Studio Mouse.

14. Commitments

(a) Commitments

The Company leases its building under a non-cancelable operating lease from a limited liability company owned by the Company's President Shareholder, a former Director and Officer and a current Board member. Rent expense was approximately $47,000 and $76,000 for the years 2002 and 2001, respectively. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2002:

    2003                                                         $ 110,000
    2004                                                           110,000
    2005                                                            28,000
                                                                 ---------
    Total minimum lease payments                                 $ 248,000
                                                                 =========

(b) Royalties

On April 30, 2002 the Company received an amendment from the Smithsonian extending the license term to September 30, 2007. Pursuant to this amendment, the Company is required to make guaranteed royalty payments to the Smithsonian as follows:

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
                                                                 ---------
                                                                 $ 625,000
                                                                 =========

(c) Contingency

In May 2002, the Equal Employment Opportunity Commission served a complaint, to which the Company responded, on the Company notifying them of a charge of discrimination by a former employee. The Company responded to the complaint. Management and counsel believe that the complaint is without merit, accordingly, there will be no adverse impact on the financial statements

15. Subsequent Event

On May 13, 2002 the Company announced that Ashley C. Andersen had been elected to its Board of Directors.

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

         Ashley Andersen began her career in publishing in 1989 with Plymouth Press, Vergennes, VT. After working in the field for several years as an editor, graphic artist and art director, she joined Trudy in March of 2000 as Associate Publisher. She was subsequently promoted to Publisher in May 2002.

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

         On June 26, 2002 William W. Burnham, President and CEO, gifted Ashley
C. Andersen, Publisher, 2,000,000 shares of registered common stock. This was part of Ms. Andersen's bonus compensation and merit increase due to her promotion to Publisher.

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