Form 10QSB
period 2002-06-30
TRUDY CORP
filed 2002-09-11
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       For the Quarter Ended June 30, 2002

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


                              SHARES OUTSTANDING AT
                                September 9, 2002
               Common Stock, $.0001 par value: 442,460,249 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheet - June 30, 2002 (unaudited)                            3

        Statements of Operations (unaudited) for the three months ended
          June 30, 2002 and June 30, 2001                                    4

        Statements of Cash Flows (unaudited) for the three months ended
          June 30, 2002 and June 30, 2001                                    5

        Statement of Shareholders' Deficit (unaudited) from April 1, 2002
          through June 30, 2002                                              6

        Notes to Financial Statements (unaudited)                            7

Item 2. Management's Discussion and Analysis                                15


               PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                   19

Item 2. Changes in Securities                                               19

Item 3. Defaults upon Senior Securities                                     19

Item 4. Submission of Matters to a Vote of Security Holders                 19

Item 5. Other Information                                                   19

Item 6. Exhibits and Reports on Form 8-K                                    19


                                Trudy Corporation
                                  Balance Sheet

                                                                                June 30,
                                                                                  2002
                                                                              ------------
                                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                     $      1,801
Accounts receivable, net of allowance for doubtful accounts of $60,000             451,489
Advances to Studio Mouse LLC                                                        35,678
Inventories                                                                      1,191,716
Prepaid expenses and other current assets                                          136,344
                                                                              ------------
   Total current assets                                                          1,817,028

Equipment, net                                                                     130,513
Royalty advances, net                                                               43,775
Investment in joint venture                                                         68,836
Pre-publication costs and other assets, net                                        182,006
                                                                              ------------
   Total assets                                                               $  2,242,158
                                                                              ============
Liabilities and shareholders' equity
Current liabilities:
Note payable - bank                                                           $    200,000
Notes payable - shareholder/officer and related party                              372,135
Accounts payable and accrued expenses                                              448,114
Royalties and commissions payable                                                  226,891
                                                                              ------------
   Total current liabilities                                                     1,247,140

Long-term liabilities:
Notes payable - shareholder/officer and related parties                          1,088,682
Royalties payable                                                                   46,112
                                                                              ------------
   Total long-term liabilities                                                   1,134,794
                                                                              ------------
   Total liabilities                                                             2,381,934

Shareholders' deficit
Common stock: $.0001 par value:
   Authorized shares - 850,000,000
   Issued and outstanding shares - 442,460,249                                      44,246
Additional paid-in capital                                                       4,945,264
Accumulated deficit                                                             (5,129,286)
                                                                              ------------
   Total shareholders' deficit                                                    (139,776)
                                                                              ------------
   Total liabilities and shareholders' deficit                                $  2,242,158
                                                                              ============

See accompanying summary of accounting policies and notes to financial statements.

                                Trudy Corporation
                            Statements of Operations

                                                        Three Month Period
                                                          Ended June 30,
                                                 -------------------------------
                                                     2002             2001
                                                 -------------    -------------
                                                  (Unaudited)      (Unaudited)

Net sales                                        $     595,204    $     324,930
      Cost of sales                                    347,280          258,754
                                                 -------------    -------------
Gross profit                                           247,924           66,176

Operating expenses:
      Selling, general and administrative              401,449          230,844
      Depreciation and amortization                     14,167            5,821
                                                 -------------    -------------
Loss from operations                                  (167,692)        (170,489)

Other income (expense):
      Interest, net                                    (11,659)          (3,285)
      Royalties, net                                    (7,921)          23,165
      Other income (expense)                               271            1,259
      Gain/(loss) in equity investment                   2,521          (22,288)
                                                 -------------    -------------
Net loss                                         $    (184,480)   $    (171,638)
                                                 =============    =============

Net loss per share:                              -------------    -------------
Basic and diluted                                $         -      $         -
                                                 =============    =============

Weighted average shares used in computation:     -------------    -------------
Basic and diluted                                  442,460,249      442,460,249
                                                 =============    =============

See accompanying summary of accounting policies and notes to financial statements.


                                Trudy Corporation
                            Statements of Cash Flows

                                                                            Three Month Period
                                                                              Ended June 30,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
Operating activities
Net loss                                                               $   (184,480)   $   (171,638)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                               14,167           5,821
  Amortization of pre-publication costs                                       7,225           7,500
  Provision for losses on accounts receivable                                   -             3,799
  Writedown of slow moving inventory                                         15,000         (15,000)
  (Gain)/loss on equity investment                                           (2,521)         22,288

Changes in operating assets and liabilities:
  Accounts receivable                                                       423,577         (58,227)
  Advances to Studio Mouse LLC                                               (4,233)        (25,000)
  Inventories                                                               (37,063)        (47,573)
  Prepaid expenses and other current assets                                  65,526         (80,912)
  Accounts payable and accrued expenses                                    (149,353)         86,207
  Royalties and commissions payable                                         ( 4,428)          2,394
                                                                       ------------    ------------
Net cash provided/(used) by operating activities                            143,417        (270,341)

Investing activities:
  Purchases of property and equipment                                       (10,070)        (23,178)
  Investment in joint venture                                                   -           (22,288)
  Pre-publication and royalty advances, net                                 (41,852)        (53,399)
                                                                       ------------    ------------
Net cash used by investing activities                                       (51,922)        (98,865)

Financing activities:
  Net borrowings (payments)                                                 (92,468)            -
                                                                       ------------    ------------
Net cash used by financing activities                                       (92,468)            -
                                                                       ------------    ------------

Net decrease in cash and cash equivalents                                      (973)       (369,206)
Cash and cash equivalents at beginning of period                              2,774         394,851
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $      1,801    $     25,645
                                                                       ============    ============


See accompanying summary of accounting policies and notes to financial statements.


                                                 Trudy Corporation
                                     Statement of Shareholders' Equity (Deficit)


                                                                     Additional                           Total
                                           Common Stock               Paid-In         Accumulated      Shareholders'
                                     Shares            Amount         Capital           Deficit       Equity (Deficit)
                                  -------------    -------------    -------------    -------------    ---------------
Balance at March 31, 2002           442,460,249    $      44,246    $   4,945,264    $  (4,944,806)   $       44,704

Net loss (unaudited)                        -                -                -           (184,480)         (184,480)
                                  -------------    -------------    -------------    -------------    --------------

Balance at June 30, 2002            442,460,249    $      44,246    $   4,945,264    $  (5,129,286)   $     (139,776)
                                  =============    =============    =============    =============    ==============

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2002.

The Company has incurred operating losses in the past four years, has a deficiency in working capital, and has a deficiency in net assets. While the company experienced a significant decline in revenues from $3,390,884 in 1999 to $2,476,252 in 2000 and $1,447,931 in 2001, 2002 revenues increased to
$3,392,808. The Company has been funded by a principal shareholder - officer and another shareholder and had been funded in 2000 by Futech Interactive Products, Inc.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, and upon a continued increase in revenues coupled with continuing license agreements and positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its principal shareholder/officer, will be sufficient to allow the Company to continue in operation.


2.   Summary of Significant Accounting Policies

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

Equipment

Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from three to seven years for machinery and equipment and furniture and fixtures.

Fair Value of Financial Instruments

The Company has the following financial instruments: cash and cash equivalents, accounts receivable, investment in joint venture, accounts payable and accrued expenses, notes payable, and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of investment in joint venture and long-term debt approximates fair market value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. As the products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," or SFAS 48, based on historical experience.

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

Deferred expense on stock and options issued to officers and directors for services or other consideration to be received in the future is offset against equity and is amortized to expense over the period of benefit.

The Company periodically issues shares of its common stock to employees. Shares issued for services are valued at the Company's estimate of fair value of the common stock at the date of issuance.

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities using the if-converted method. Any dilution caused by the assumed exercise of stock options would not have had an effect on earnings per share in either fiscal year 2002 or 2001.

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

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued several pronouncements and interpretations and the Securities and Exchange Commission (SEC) issued several Staff Accounting Bulletins (SAB). Certain of these pronouncements may have future applicability. Statement of Financial Accounting Standards (SFAS) No. 132 "Employers Disclosures about Pensions and Other Post Retirement Benefits," effective June 15, 2000, and No. 137 "Accounting for Derivative Instruments and Hedging Activities," effective June 15, 2000 would not have impacted the financial statements as the Company has not participated in derivative transactions nor does the Company have a defined benefit plan.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. The adoption of SFAS No. 141 is expected to have a significant impact on the Company's future financial statements. See Note 6.

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

There was no advertising expense for the quarters ended June 30, 2002 or June 30, 2001.

Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform to those used in 2001.


3.   Inventories

Inventories consist of the following:

           Raw Materials               $      74,396
           Finished Goods                  1,117,320
                                       -------------
           Inventory Value             $   1,191,716
                                       =============

4.   Income Taxes

The Company has net operating loss carryforwards, on a fiscal year basis, approximating $4,408,000 which expire as follows:

           2004                        $     127,000
           2005                              157,000
           2006                            1,246,000
           2007                              324,000
           2008                              258,000

           Thereafter                      2,296,000
                                       -------------
                                       $   4,408,000
                                       =============

The net operating loss benefits could be reduced if there is a "382 Change of Ownership".

5.   Joint Venture

During the third quarter of fiscal year 2002, Trudy Corporation signed an agreement with The Chart Studio (Pty.) Ltd., a privately held South African company to form a joint venture. The new company, Studio Mouse, LLC, was set up to maximize the combined intellectual assets of each company by creating new product formats utilizing a fresh approach to creating multimedia "books plus" products.

Under the terms of the agreement between Trudy Corporation and The Chart Studio (Pty.) Ltd., and subject to the satisfaction of certain conditions set forth therein, Trudy and Chart Studio, each was to hold 45% of the total issued shares in Studio Mouse, LLC, with the remaining 10% of the shares held by employees/related parties of Trudy and Chart Studio. Both Trudy Corporation and The Chart Studio (Pty.) Ltd. continue to operate individually, developing their own respective publishing programs. In addition, the agreement stipulates that Trudy Corporation and The Chart Studio (Pty.) Ltd. will share all costs and profits of Studio Mouse in accordance with their respective percentage interest.

The Company's investment in Studio Mouse, LLC is accounted for by way of the equity method. The carrying value of the investment has been increased by the Company's pro rata share of the net profit earned during the quarter ended June 30, 2002.

Subsequent to June 30, 2002, however, Trudy Corporation and The Chart Studio (Pty.) Ltd. entered into a Memorandum of Understanding providing for changes in their business relationship (refer to Note 6).

6.   Subsequent Events

A.   Restructure of Joint Venture Ownership

On August 23, 2002, the Company issued the following press release.

TRUDY ANNOUNCES RESTRUCTURE OF THE OWNERSHIP OF STUDIO MOUSE, LLC.

Norwalk, Connecticut, August 23, 2002-Trudy Corporation (OTCBB:TRDY) announced today the restructuring of the ownership of its publishing operation, Studio Mouse, LLC. Trudy and Chart Studio Publishing (Pty.) LTD, Gauteng, South Africa, previously announced their plan for ownership of the venture to be structured

45% by Trudy, 45% by Chart Studio and the remaining 10% by employees of Chart Studio and Trudy. However, the Reserve Bank of South Africa has disapproved Chart Studio's second application for equity participation in Studio Mouse. Accordingly, Trudy and Chart Studio have entered into a Memorandum of Understanding providing for changes in their business relationship as follows:

     o Studio Mouse has become a subsidiary of Trudy, 95% owned by Trudy and 5% owned by Ashley C. Andersen, President of Studio Mouse and Publisher of Trudy.

     o Chart Studio's contingent equity will be converted into a long term loan from Chart Studio to Studio Mouse in the amount of approximately $420,000.

     o Over the next 24 months, Chart Studio may reapply to the Reserve Bank of South Africa for approval of 50% equity ownership in Studio Mouse. Upon such approval and satisfaction of certain other conditions, Chart Studio may exercise the option to purchase a 50% equity ownership of Studio Mouse, in which case the long term loan will be forgiven. Should such approval not be forthcoming, or Chart Studio not exercise its option the long term loan, plus any equity appreciation, must be repaid over the 36 months following such 24 month period.

     o In order to preserve its potential opportunity for equity participation in Studio Mouse, Chart Studio shall provide editorial and art content, graphic design services and worldwide marketing/sales support at cost to Studio Mouse.

Studio Mouse, LLC was established to capitalize on Trudy's license with the Smithsonian Institution, Washington, DC, and its associated wealth of content jointly owned by the Smithsonian and Trudy's publishing division, Soundprints, and the library of educational content owned by Chart Studio. Studio Mouse repurposes appropriate content from these sources and creates new content for use in new and innovative "edutainment" product formats which are selling into the retail market through such resellers as Wal-Mart, Costco, Borders, Barnes & Noble, and Books-a-Million. In the revised ownership structure, Studio Mouse has been able to preserve its valuable relationship with Chart Studio Publishing through licensing and service contracting arrangements.

B.   Notes Payable

In July, 2002 the Company borrowed $400,000 from a principal shareholder/officer in order to pay its vendors and to finance the purchase of inventory to meet its sales order backlog of $712,684 as of 8/28/02.

On July 24, 2002 the Company paid the full balance due on an outstanding bank note. The balance paid was $200,000.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

NET SALES. Net sales for the quarter ended June 30, 2002 were $595,204 compared to net sales of $324,930 for the prior year quarter ended June 30, 2001, an increase of $270,274 or 83.1%. Gross revenues for the quarter were $672,491, or a 107.0% increase versus June Quarter, 2001. Gross sales for the June 2002 quarter were reduced by returns from warehouse clubs of $77,287. The Company has purchase orders pending to reship these returns this coming December to the same customer. The increase in sales was broad based across the Company's many channels of trade. Book stores, book distributors, specialty retailers, cataloguers, schools and libraries posted triple digit sales increase versus the June Quarter, 2001, attributable to the rebuilding efforts in personnel, sales and product development of the past year and spurred on by the $1MM recapitalization of the company in March, 2001. The only significant division which was off from a year ago was the international sector, whose revenue is less than 5% of the company's annual gross sales.

COST OF SALES. Cost of sales for the quarter ended June 30, 2002 was $347,280 compared to $258,754 for the comparable prior year quarter, an increase of $88,526. The increase in cost of sales came largely from the revenue growth this Quarter. As a percent of net sales, cost of sales for the quarter ended June 30, 2002 was 58.3% as compared to 79.6% for the comparable quarter a year ago. On a variable cost of sales basis excluding fixed charges such as packaging, product development, shipping salaries, amortization of design costs, and miscellaneous warehouse overhead costs, cost of goods sold improved from 56.9% of net sales in the June Quarter, 2001 to 33.7% for this Quarter. This improvement was the result of sales increases among divisions where margins are higher and expanded sourcing among the Company's overseas book printers and toy manufacturers, which led to improved costs.

GROSS PROFIT. As a result of the changes in net sales and cost of sales, gross profit for the quarter ended June 30, 2002 increased to $247,924 from $66,176 versus the prior year's comparable Quarter. This represented 41.7% of sales for the quarter ended June 30, 2002 versus 20.4% for the prior year respective period.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses for the quarter ended June 30, 2002 increased by $170,605 to $401,449 compared to $230,844 for the quarter ended June 30, 2001. As a percentage of net sales, SG &A expenses improved from 71.0% of net sales in the quarter ended
June 30, 2001 to 67.4% for the comparable quarter this year.

The higher level of expenses primarily reflects the continued amortization of costs associated with printing, mailing and tele-marketing of the mail order catalog in September of 2001, which numbered 1.5 million catalogs. Total costs for the direct mail program during the quarter were $85,264, an increase of

$84,659 over the quarter ended June 30, 2001, when there was no mail order catalog expense to amortize. The fixed nature of the 2001 and 2002 mail order catalog expenses necessitated the achievement of a certain sales level in order for the program to be profitable. The library segment of the catalog mailing was profitable, while the consumer segment failed to pay back its share of printing and mailing expenses. The direct mail program for fiscal year 2003 has been restructured in order to lower the risk of the consumer mail order catalog quantity to rely more on the synergy of a mailed catalog as an advertising medium to draw purchases to the company's e-commerce website.

The increase in expenses was also attributable to increased royalty expenses due to increased sales. However, as a percentage of gross sales, the royalty expense decreased to 5.3% versus the comparable year ago period, when the royalty expense was 6.7% of gross sales. The decrease came as a result of the greater sales of non-licensed books and toys. Another increase in SG & A expenses was an increase of $21,062 in Exhibit & Shows expenditures versus the prior year respective period, due to the need to prospect and generate more sales leads.

INTEREST EXPENSE. Interest expense (net) for the quarter ended June 30, 2002 increased by $8,374 to $11,659 compared to interest expense of $3,285 for the quarter ended June 30, 2001. The increase in interest expense for the quarter ended June 30, 2002 was primarily a result of the reduction in interest income from customer accounts and a result of increased borrowing.

ROYALTY INCOME/EXPENSE. Royalty income for the quarter ended June 30, 2002 increased by $6,702 to $31,948 versus $25,246 for the comparable period last year. Royalty expenses of $39,869 for the current quarter were up $37,788 versus the June Quarter, 2001. The increase in royalty expenses this year is primarily attributable to the timing in which these expenses occurred. Most were realized during the quarter ended March 31 2002 and were associated with Studio Mouse LLC and other subsidiary licensing agreements, which have increased substantially in number from the prior year's quarter.

GAIN/LOSS IN EQUITY INVESTMENT. For the quarter ended June 30, 2002, the Company's operations reflect income of $2,521 associated with its equity investment in Studio Mouse, LLC. During the quarter ended June 30, 2001, the Company absorbed a loss of $22,288. It was during the June 2001 quarter in which Studio Mouse began operations and turned profitable in the quarter ended March 31, 2002. In the current fiscal year, Studio Mouse continues to generate profits, which the Company shared, through June 30, 2002, in accordance with its past joint venture agreement (See Note 6A).

NET LOSS. As a result of the items discussed above, net loss for the quarter ended June 30, 2002 was $184,480 compared to net loss of $171,638 for the comparable prior year quarter.

Impact of New Accounting Pronouncements
---------------------------------------

The Company believes that any current pronouncements would not have a material effect on its financial position or results of operations, except for SFAS 141, which will impact following quarters.

Critical Accounting Estimates
-----------------------------

Management's discussion and analysis of financial condition and results of operations are based upon the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described on Note 2 of notes to our financial statements), the following policies involve a higher degree of judgment and/or complexity:

Pre-Publication Costs

Pre-publication costs are capitalized and amortized over a three-year period using the sum-of-years digits method.

Prepaid Catalog Costs

Catalogs and brochures are amortized over the period benefited, not to exceed the publication date of the subsequent brochure or twelve months, whichever is less.

Inventory

The Company reviews its inventory for obsolescence and provides for obsolescence when the inventory becomes unsaleable.

Liquidity and Capital Resources
-------------------------------

The Company continues to experience a working capital deficiency and negative cash flow as it has staffed up to support future sales growth to a level that it anticipates to achieve profitability. While the Company has had increased receipts from the sale of its product due to the significant double- digit sales increase, it has been difficult to meet its financial obligations as they become due, barring the receipt of an asset based line of credit from a commercial lending institution. Over the past year, the Company received two six month term loans of $475,000 and $300,000, both of which have been paid back as of July 24, 2002. These loans were collateralized and secured by the principal-shareholder-officer's personal assets. However, the interest rates were over 8%. Future funding for the company for the foreseeable future will be by a principal shareholder/officer at more favorable rates. In July, 2002 the Company borrowed $400,000 from a principal shareholder/officer in order to pay its vendors and to finance the purchase of inventory to meet its sales order backlog of $712,684 as of 8/28/02. During the quarter the principal shareholder/officer was repaid $30,000 relating to pre-existing loans. As the company continues to source products with new vendors in order to lower its product costs, it has done so at unfavorable credit terms in order to secure lower pricing for its books and plush.

         The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, an increase in revenues coupled with continuing licensing support from its primary licensor, the Smithsonian Institution, and positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its principal shareholder/officer, will be sufficient to allow the Company to continue in operation

Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2002 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)      Reports on Form 8-K

i.

The registrant filed a report on Form 8-K, dated April 8, 2002, disclosing that The Reserve Bank of South Africa disapproved its application to form a joint venture with Trudy Corporation in the name of Studio Mouse LLC, a Connecticut Limited Liability company. The application provided for ownership of Studio Mouse to be held 45% by Chart Studio, 45% by Trudy Corporation and the remaining 10% by employees of Chart Studio and Trudy.

The press release disclosed that Chart Studio intended to resubmit this application, using counsel for RMB Corvest, the investment banking unit of RMB Bank, Johannesburg, which is a minority stockholder in Chart Studio.


ii.

The registrant filed a report on Form 8-K, dated May 13, 2002, disclosing that Ashley C. Andersen had been elected to its Board of Directors. Ms. Andersen is the Publisher of Trudy Corporation and the President of Studio Mouse LLC, a joint venture company formed by Trudy Corporation and Chart Studio (Pty) Ltd., a privately held South African company.

After working in the field for several years as an editor, graphic artist and art director, Ms. Andersen joined Trudy in March of 2000 as Associate Publisher. She was subsequently promoted to Publisher.

         SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRUDY CORPORATION
                                       (REGISTRANT)

Date: September 9, 2002                By: /s/ WILLIAM W. BURNHAM
      -----------------                    -------------------------------------
                                           William W. Burnham,
                                           Chairman and Chief Executive Officer