Form 10QSB
period 2002-09-30
TRUDY CORP
filed 2002-12-23
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended September 30, 2002

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


                              SHARES OUTSTANDING AT
                                December 23, 2002
               Common Stock, $.0001 par value: 442,460,249 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheet - September 30, 2002 (unaudited) ......   3

     Consolidated Statements of Operations (unaudited) for the six and three months ended September 30, 2002 and
         September 30, 2001 ...........................................   4
     Consolidated Statements of Cash Flows (unaudited) for the six and three months ended September 30, 2002 and
         September 30, 2001 ...........................................   5

     Consolidated Statement of Shareholders' Deficit (unaudited)
         from April 1, 2002 through September 30, 2002 ................   6

     Notes to Financial Statements (unaudited) ........................   7

Item 2.  Management's Discussion and Analysis .........................  10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................  12

Item 2.  Changes in Securities ........................................  12

Item 3.  Defaults upon Senior Securities ..............................  12

Item 4.  Submission of Matters to a Vote of Security Holders ..........  12

Item 5.  Other Information ............................................  12

Item 6.  Exhibits and Reports on Form 8-K .............................  12

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet

                                                                        September 30,
                                                                             2002
                                                                         -----------
                                                                         (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                $   107,610
Accounts receivable, net of allowance for doubtful accounts of $60,000       772,080
Inventories                                                                1,375,946
Prepaid expenses and other current assets                                    286,068
                                                                         -----------
Total current assets                                                       2,541,704

Goodwill                                                                     257,931
Equipment, net                                                               130,848
Royalty advances, net                                                         42,807
Organization costs, net                                                        4,066
Pre-publication costs and other assets, net                                  266,728
                                                                         -----------
Total assets                                                             $ 3,244,084
                                                                         ===========

Liabilities and shareholders' equity
Current liabilities:
Notes payable - shareholder/officer and related party                    $   374,800
Accounts payable and accrued expenses                                        997,440
Royalties and commissions payable                                            213,796
Due to The Chart Studio (Pty) Ltd.                                            43,062
                                                                         -----------
Total current liabilities                                                  1,629,098

Long-term liabilities:
Notes payable - shareholder/officer and related parties                    1,733,104
Loan from The Chart Studio (Pty) Ltd.                                        282,931
Royalties payable                                                             30,741
                                                                         -----------
Total long-term liabilities                                                2,046,776
                                                                         -----------
Total liabilities                                                          3,675,874

Minority interest                                                              2,420

Shareholders' deficit
Common stock: $.0001 par value:
Authorized shares - 850,000,000
Issued and outstanding shares - 442,460,249                                   44,246
Additional paid-in capital                                                 4,945,264
Accumulated deficit                                                       (5,423,720)
                                                                         -----------
Total shareholders' deficit                                                 (434,210)
                                                                         -----------
Total liabilities and shareholders' deficit                              $ 3,244,084
                                                                         ===========


          See accompanying summary of accounting policies and notes to financial statements

                                       Trudy Corporation and Subsidiary
                                     Consolidated Statements of Operations



                                                     Three Month Period                 Six Month Period
                                                     Ended September 30,               Ended September 30,
                                               ------------------------------    ------------------------------
                                                   2002             2001             2002             2001
                                               -------------    -------------    -------------    -------------
                                                (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)

Net sales                                      $     963,934    $   1,354,722    $   1,559,138    $   1,679,652
        Cost of sales                                772,884          873,220        1,120,164        1,131,974
                                               -------------    -------------    -------------    -------------
Gross profit                                         191,050          481,502          438,974          547,678

Operating expenses:
        Selling, general and administrative          428,449          351,272          829,898          582,116
        Depreciation and amortization                 14,966            5,822           29,133           11,643
                                               -------------    -------------    -------------    -------------
Loss from operations                                (252,365)         124,408         (420,057)         (46,081)

Other income (expense):
        Interest, net                                (30,714)          (8,075)         (42,373)         (11,360)
        Royalties, net                               (11,154)         (14,707)         (19,075)           9,717
        Other income (expense)                         4,740                             5,011
        Gain/(loss) in equity investment              (2,521)                                           (22,288)
        Minority interest income                      (2,420)                           (2,420)
                                               -------------    -------------    -------------    -------------
Net loss                                       $    (294,434)   $     101,626    $    (478,914)   $     (70,012)
                                               =============    =============    =============    =============

Net loss per share:
                                               -------------    -------------    -------------    -------------
Basic and diluted                              $          --    $          --    $          --    $          --
                                               =============    =============    =============    =============

Weighted average shares used in computation:
                                               -------------    -------------    -------------    -------------
Basic and diluted                                442,460,249      442,460,249      442,460,249      442,460,249
                                               =============    =============    =============    =============


          See accompanying summary of accounting policies and notes to financial statements

                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                Six Month Period Ended September 30,
                                                                       2002             2001
                                                                  --------------    --------------
                                                                    (unaudited)       (unaudited)
Operating activities
Net loss                                                          $     (478,914)   $      (70,012)
Adjustments to reconcile net loss to net cash used in
operating activities:
 Depreciation                                                             29,133            11,643
 Amortization of pre-publication costs                                    16,246            17,000
 Amortization of organization costs                                          124
 Provision for losses on accounts receivable                                                 10,000
 Provision for slow moving inventory                                      70,662           (15,000)

Changes in operating assets and liabilities:
 Accounts receivable                                                     348,815          (670,476)
 Advances to Studio Mouse LLC                                             (6,081)          (28,059)
 Due to Chart Studio (Pty) Ltd.                                           (1,050)
 Inventories                                                            (276,457)          (50,178)
 Prepaid expenses and other current assets                               (67,780)         (436,990)
 Accounts payable and accrued expenses                                   284,302           429,469
 Royalties and commissions payable                                       (85,923)          102,137
                                                                  --------------    --------------
Net cash used by operating activities                                   (166,923)         (700,466)

Investing activities:
 Net assets acquired from Studio Mouse                                    11,042
 Purchases of property and equipment                                     (12,069)          (26,058)
 Pre-publication and royalty advances, net                               (81,833)          (88,256)
                                                                  --------------    --------------
Net cash used by investing activities                                    (82,860)         (114,314)

Financing activities:
 Proceeds from short-term debt                                                              467,842
 Repayments of short-term debt                                          (300,000)
 Repayments to related parties                                           (35,381)
 Proceeds from related parties                                           690,000           102,236
                                                                  --------------    --------------
Net cash provided by financing activities                                354,619           570,078
                                                                  --------------    --------------

Net increase (decrease) in cash and cash equivalents                     104,836          (244,702)
Cash and cash equivalents at beginning of period                           2,774           394,851
                                                                  --------------    --------------
Cash and cash equivalents at end of period                        $      107,610    $      150,149
                                                                  ==============    ==============

          See accompanying summary of accounting policies and notes to financial statements

                        Trudy Corporation and Subsidiary
            Consolidated Statement of Shareholders' Equity (Deficit)


                                                             Additional                     Total
                                      Common Stock            Paid-In     Accumulated    Shareholders'
                                  Shares        Amount        Capital       Deficit     Equity (Deficit)
                                -----------   -----------   -----------   -----------   ---------------
Balance at March 31, 2002       442,460,249   $    44,246   $ 4,945,264   $(4,944,806)   $    44,704

Net loss (unaudited)                     --            --            --      (184,480)      (184,480)
                                -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2002        442,460,249        44,246     4,945,264    (5,129,286)      (139,776)

Net loss (unaudited)                     --            --            --      (294,434)      (294,434)
                                -----------   -----------   -----------   -----------    -----------

Balance at September 30, 2002   442,460,249   $    44,246   $ 4,945,264   $(5,423,720)   $  (434,210)
                                ===========   ===========   ===========   ===========    ===========


          See accompanying summary of accounting policies and notes to financial statements

                        TRUDY CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Description of Business and Basis of Presentation

Trudy Corporation and Subsidiary ("the Company") designs, manufactures and markets plush stuffed animals and publishes children's books and audiocassettes for sale to both retail and wholesale customers, both domestically and internationally. The Company' product is sold under the trade names of both Soundprints and Studio Mouse (the subsidiary).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2002.

The consolidated financial statements reflect the results of the Company's operating division Soundprints and its subsidiary, Studio Mouse, LLC. Trudy Corporation previously held a 45% ownership interest in Studio Mouse, LLC and accounted for such ownership using the equity method. However, due to a change in ownership of Studio Mouse, LLC effective August 20, 2002 (refer to Note 6), the results of Studio Mouse, LLC are subsequently accounted for in consolidation. All material intercompany transactions have been eliminated. The Company's financial statements for the six months ended September 30, 2001 do not reflect the balances of Studio Mouse, LLC.

The Company, without Studio Mouse, LLC, has incurred operating losses in the past four years, has a deficiency in working capital, and has a deficiency in net assets. While the company experienced a significant decline in revenues from $3,390,884 in 1999 to $2,476,252 in 2000 and $1,447,931 in 2001, 2002 revenues increased to $3,392,808. The Company has been funded by a principal shareholder
- officer and another shareholder and had been funded in 2000 by Futech Interactive Products, Inc.

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

2.   Summary of Significant Accounting Policies

Principles of Consolidation

Investments in 20% to 50% owned equities are accounted for by the equity method. Ownership interests in excess of 50% are accounted for in consolidation.

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

Fair Value of Financial Instruments

The Company has the following financial instruments: cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, notes payable, and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair market value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. As the products shipped from the Soundprints division are accompanied with right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," of SFAS 48, based on historical experience.

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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized or financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of the available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

No provision or liability for federal income taxes has been included in the Company's financial statements in relation to the income of Studio Mouse. As a limited liability corporation, it is not subject to corporation income taxes. However, its shareholders are taxed on their proportionate share of Studio Mouse's taxable income.

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

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities using the if-converted method. Any dilution caused by the assumed exercise of stock options would not have an effect on earnings per share in either fiscal year 2002 or 2001.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. The adoption of SFAS No. 141 is expected to have a significant impact on the Company's financial statements.

In June, 2001, the Financial accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets acquired after June 30, 2001 are no longer amortized. Instead, such assets are tested for impairment at a level of reporting referred to as a reporting unit. The adoption of SFAS No. 142 is expected to have a significant impact on the Company's financial statements.

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

There was no advertising expense for the quarters ended September 30, 2002 or September 30, 2001.

Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform to those used in 2001.

3.   Inventories

Inventories consist of the following:

         Raw Materials              $    81,790
         Finished Goods               1,294,156
                                    -----------
         Inventory Value            $ 1,375,946
                                    ===========


4.   Goodwill

As a result in the change of ownership of Studio Mouse, LLC as of August 20, 2002, goodwill was recognized in the amount of $282,931. In accordance with FAS No. 142, "Goodwill and Other Intangible Assets," the Company will not amortize goodwill, but will instead evaluate it for impairment on a periodic basis. As of September 30, 2002, the Company's management had determined that no such impairment had occurred.

5.   Income Taxes

The Company has net operating loss carryforwards, on a fiscal year basis, approximating $4,408,000 which expire as follows:

         2004                       $   127,000
         2005                           157,000
         2006                         1,246,000
         2007                           324,000
         2008                           258,000
         Thereafter                   2,296,000
                                    -----------
                                    $ 4,408,000
                                    ===========


The net operating loss benefits could be reduced if there is a "382 Change of Ownership".

6.   Restructure of Joint Venture Ownership

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

     o Over the next 24 months, Chart Studio may reapply to the Reserve Bank of South Africa for approval of 50% equity ownership in Studio Mouse. Upon such approval and satisfaction of certain other conditions, Chart Studio may exercise the option to purchase a 50% equity ownership of Studio Mouse, in which case the long term loan will be forgiven. Should such approval not be forthcoming, or Chart Studio not exercise its option, the long term loan, plus any equity appreciation, must be repaid over the 36 months following such 24 month period.

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

Prior to August 20, 2002, Trudy Corporation's investment in Studio Mouse, LLC was accounted for by way of the equity method. Accordingly, the carrying value of the investment had been increased or decreased by the Company's pro rata share of the net profit, or loss, through August 19, 2002.

Subsequent to August 19, 2002, Studio Mouse is effectively 95% owned by Trudy Corporation, and, as such, is reported as a consolidated subsidiary.

7.   Subsequent Events

     A. Subsequent to September 30, 2002, the Company borrowed approximately $315,000 from a principal shareholder/officer in order to pay its vendors and to finance the purchase of inventory. The same principal shareholder/officer was also repaid $10,000 toward another pre-existing loan.

     B. On December 4, 2002, William W. Burnham, President and CEO, gifted Ashley C. Andersen, Executive Vice President and Publisher, 2,000,000 shares of registered common stock. This was part of Ms. Andersen's bonus compensation and merit increase due to her promotion to Executive Vice President. Such gift was made via a transfer, representing neither an increase in the authorized nor and increase in the outstanding shares of the Company's stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

NET SALES. The Company's net sales for the quarter ended September 30, 2002 were $963,934. Of this figure $888,389 in net sales are attributed to Trudy, d/b/a Soundprints, compared to Trudy's net sales of $1,354,722 for the prior year's quarter ended September 30, 2001, a decrease of $466,333 or 34.4%. For Trudy, 2002 year-to-date sales decreased $196,059 from $1,679, 652 to $1,483,593 from the first 6 months of 2001. This represents a decrease of 11.7%. Trudy's gross revenues for the quarter were $1,125,963, or a 26.5% decrease versus September Quarter, 2001. This represents a 1.0% increase in sales of $19,849 for the year-to-year comparison. For the quarter ended September 30, 2002, the decrease in overall net sales was due for the most part to a reduction in net sales from the Mass Merchant division. In September Quarter, 2001, the company received and shipped a large order to Costco Wholesale, the largest of the three warehouse clubs. No such order was received for the comparable 2002 Quarter. Of the $466,333 decline in Trudy's overall net sales in the current quarter versus the comparable period a year ago, $442,666 can be traced to the Mass Merchant division primarily due to the lack of a re-order from Costco and the $66,784 to the time-deffered and reduced quantity mailing of Trudy's consumer and library direct response catalog in the Direct Response division. In 2001, the direct mail catalog fared poorly in sales due to the catalog's receipt in home during the 9/11 terrorist attacks. Consequently, the catalog quantity for 2002 was reduced 70% and deffered to the last week of September to avoid the 9/11 anniversary week.

In other sales divisions increases in sales were broad-based across the Company's many channels of trade. Book distributors, toy and gift stores, museums, dealer catalogs, and library distributors posted increases in sales from 16% to well over 100%, stimulated by the rebuilding efforts in the areas of personnel, trade shows and product development of the past year and spurred on by the $1MM recapitalization of the company in March, 2001.

After elimination of inter-company sales transactions net sales for Studio Mouse, LLC for the quarter ending Septmeber 30, 2002 were $75,545 or 7.8% of the Company's total net sales.

COST OF SALES. The Company's cost of sales for the quarter ended September 30, 2002 was $772,884. Of this figure, Trudy accounted for a total cost of sales for the quarter of $714,451 compared to $873,220 for the comparable prior year quarter, a decrease of $158,769. For the year-to-date, total cost of sales decreased from $1,131,974 in 2001 to $1,061,731 in 2002, a reduction of 6.2%, or
$70,244. For the quarter ended September 30, 2002, the decrease in cost of sales was largely a result of the decreased revenue this Quarter and reallocation of the salary of the Company's Publisher from Product Development to SG & A. As a percent of Trudy's net sales, cost of sales for the quarter ended September 30, 2002 was 80.4% as compared to 64.5% for the comparable quarter a year ago. For the year-to-date period, cost of sales as a percentage of net sales increased from 67.4% in 2001 to 71.6% in 2002. On a variable cost of sales basis excluding fixed charges such as packaging, product development, shipping salaries, amortization of design costs, and miscellaneous warehouse overhead costs, cost of goods sold for the quarter increased from 42.6% of net sales in the September Quarter, 2001 to 49.0% for this Quarter. For the year to date, direct product costs decreased $111,197, or 13.3%, from $836,943 in 2001 to $725,746 in 2002.
The increase for the quarter was the result of a change in the sales mix among divisions resulting from the reduction in catalog quantities and a delay in the mailing to late September of company's mail order catalog which traditionally generates revenue with an average cost of sales of 20% or less. In addition the company accepted and shipped a large international order amounting to $290M for which the company acted as the production and billing agent for merchandise proprietary to the customer. This order resulted in a cost of goods of 19.6%.

After elimination of inter-company sales transactions cost of sales for Studio Mouse for the quarter ended September 30, 2002 were $58,434 or 7.8% of the Company's total cost of sales.

GROSS PROFIT. As a result of the changes in net sales and cost of sales, Trudy's gross profit for the quarter ended September 30, 2002 decreased $307,563 to $173,939 from $481,502 in the prior year's comparable Quarter. This represented 19.6% of sales for the quarter ended September 30, 2002 versus 35.5% for the prior year's respective period. As explained in COST OF SALES, the decrease in Gross Profit versus the year ago was a result of lower sales and lower margin sales. In addition, the reserve for inventory obsolescence increased by $55,662. Gross profit for the year ended September 30, 2002 decreased $125,815 to $421,862 from $547,678, a decrease of 23.0%. This represented 28.4% of sales for the six month period ended September 30, 2002, versus 32.6% for the prior year's respective period.

The Company's consolidated gross profit for the quarter ended September 30, 2002 was $191,050. After elimination of inter-company sales transactions, Studio Mouse's gross profit was $17,111 or 8.9% of the total gross profit.

SELLING, GENERAL, AND ADMINISTRATIVE. The Company's selling, general and administrative costs for the quarter ended September 30, 2002 was $428,449. Of this figure, Trudy's selling, general, and administrative expenses for the quarter increased by $59,252 to $410,524 compared to $351,272 for the quarter ended September 30, 2001. As a percentage of net sales, Trudy's SG&A expenses increased from 25.9% of net sales in the quarter ending September 30, 2001 to 46.2% for the comparable quarter this year. The increase in SG & A was due in part to increased salary expenses of $31,050. This increase arises from a reclassification of salary of the Company's Publisher from Product Development to executive salaries owing to a promotion and standard miscellaneous merit increases for all related staff. The total increase in SG & A is also attributable to increases in the costs of accounting services, taxes and insurance ($45,702). There were no taxes paid in the quarter ended September 30, 2001, the last year of a Connecticut real estate tax abatement program. For the 6 month period ended September 30, 2002, selling, general and administrative costs increased $229,856 to $811,972 from $582,116, a 39.5% increase.

The higher level of expenses also reflects the final amortization of costs associated with printing, mailing and sales administration of the direct mail order catalog in September of 2001, which numbered 1.5 million catalogs. This program failed to generate its projected revenue due to the catalog's receipt in homes during the 9/11 terrorist attacks on New York City and Washington, D.C.. Total cost for the direct mail catagory for the September Quarter 2002 was $61,995 of which $55,749 was attributable to the 2001 mailing. The direct mail program for 2002 was restructured to allow for a reduced mailing, better graphic design and a later mailing in September with the objective to return the catalog to profitability and to provide marketing support and ease of customer use to the company's e-commerce website.

Trudy's royalty expenses declined due to lower sales and increased sales of non-royalty bearing book and toy products. As a percentage of gross sales, the royalty expense decreased to 2.7% versus 6.3% in the comparable year ago period.

Exhibit & Shows expenditures increased $29,071 versus the prior year respective period. These expenses were the result of the Company's strategy to prospect and generate more sales in the Toy, Gift, Book and Library markets, where the company has demonstrated broad based sales increases and a result of expenses not realized in the previous quarter ending June 30, 2002.

After elimination of inter-company transactions, Studio Mouse accounted for $17,925 or 4.1% of the Company's total selling, general and administrative expenses.

INTEREST INCOME/EXPENSE. The Company's interest expense (net) for the quarter ended September 30, 2002 was $30,714. Of this total expense, Trudy's interest expense (net) for the quarter increased $21,648 from an expense of $8,136 for the same quarter in 2001 to 29,783. The increase in interest expense for the quarter ended September 30, 2002 was primarily a result of the reduction in interest income from customer accounts and a result of increased borrowings. For the quarter ended September 30, 2002, Studio Mouse had an interest expense of $931. For the six month period ended September 30, 2002, interest expense increased $33,212 to $44,574 from $11,362 for the prior year's respective period.

ROYALTY INCOME/EXPENSE. Royalty income for the quarter ended September 30, 2002 increased by $11,995 to $18,995 versus $7,000 for the comparable period last year. Royalty income for the six month period ended September 30, 2002 increased $18,697 to $50,943 from $32,246. Royalty expenses of $11,154 for the current quarter decreased by $10,497 versus the September Quarter, 2001. For the six month period ended September 30, 2002 royalty expense increased $27,290 from $23,732 to $51,022. The increase in royalty expenses this year is primarily attributable to the timing in which these expenses occurred. Most were realized during the quarter ended March 31 2002 and were associated with Studio Mouse LLC and other subsidiary licensing agreements, which have increased substantially in number from the prior year's quarter.

GAIN/LOSS IN EQUITY INVESTMENT. For the six month period ended September 30, 2002, Trudy's operations reflect no gain or loss attributable to its equity investment versus a loss of $22,288 for the comparable period a year ago.

NET LOSS. As a result of the items discussed above, the Company's net loss for the quarter ended September 30, 2002 was $294,434 compared to net income of $101,623 for the comparable prior year quarter. Of the total net loss for this quarter, Trudy accounted for a loss of $277,050. For the six month period ended September 30, 2002, the Company's net income decreased from $70,012 to $478,914 versus the prior year's respective period, a decrease, a decrease of $408,902.

Impact of New Accounting Pronouncements
---------------------------------------

The Company believes that any current pronouncements would not have a material effect on its financial position or results of operations, except for SFAS 141 and 142, which will impact following quarters.

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

Liquidity and Capital Resources
-------------------------------

The Company continues to experience a working capital deficiency and negative cash flow as it has staffed up to support future sales growth to a level that it anticipates to achieve profitability. While the Company has made considerable progress since the 2001 recapitalization, it has been difficult to meet its financial obligations as they become due, barring the receipt of an asset based line of credit from a commercial lending institution. Over the past year, the Company received two six month term loans of $475,000 and $300,000, both of which have been paid back as of July 24, 2002. These loans were collateralized and secured by the principal-shareholder-officer's personal assets. However, the interest rates were over 8%. Future funding for the company for the foreseeable future will be by a principal shareholder/officer at more favorable rates. In July through December, the Company borrowed $961,000 from a principal shareholder/officer in order to pay its vendors and to finance the purchase of inventory to meet its sales order backlog. The Company's sales order backlog as of December 20, 2002 was approximately $831,000. Subsequent to September 30, 2002, the principal shareholder/officer was repaid $10,000 relating to pre-existing loans. As the company continues to source products with new vendors in order to lower its product costs, it has done so at unfavorable credit terms in order to secure lower pricing for its books and plush.

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

None.

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

iii.

The registrant filed a report on Form 8-K, dated August 30, 2002, disclosing the restructuring of the ownership of Studio Mouse, LLC. A memorandum of understanding was executed between the Registrant, Studio Mouse, LLC, The Chart Studio (Pty) Ltd, and Ashley C. Andersen, president of Studio Mouse and a director of the registrant. Under the terms of the memorandum of understanding, the registrant increased its ownership of Studio Mouse, LLC to 95% from 45%.

An amendment was subsequently filed to include the financial statements of Studio Mouse, LLC.

iv.

The registrant filed a report on Form 8-K, dated September 10, 2002, for the purpose of submitting a written certification by the Chief Executive Officer and Acting Chief Financial Officer of the Company's Report on Form 10-QSB for the quarter ended June 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRUDY CORPORATION
                                       (REGISTRANT)


Date: December 23, 2002                By: /s/ WILLIAM W. BURNHAM
      -----------------                    -------------------------------------
                                           William W. Burnham,
                                           Chairman and Chief Executive Officer

                                 CERTIFICATIONS



I, WILLIAM W. BURNHAM, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of TRUDY CORPORATION;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: December 23, 2002


                                       /s/ WILLIAM W. BURNHAM
                                       -----------------------------------------
                                       William W. Burnham,
                                       Principal Executive Officer




I,  Ashley C. Andersen, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of TRUDY CORPORATION;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: December 23, 2002


                                       /s/ ASHLEY C. ANDERSEN
                                       -----------------------------------------
                                       Ashley C. Andersen
                                       Acting Principal Financial Officer