Form 10QSB
period 2002-12-31
TRUDY CORP
filed 2003-02-19
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended December 31, 2002

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


                              SHARES OUTSTANDING AT
                                February 19, 2003
                                -----------------
               Common Stock, $.0001 par value: 442,460,249 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - December 31, 2002 (unaudited)         3

         Consolidated Statements of Operations (unaudited) for the nine
         and three months ended December 31, 2002 and December 31, 2001     4

         Consolidated Statements of Cash Flows (unaudited) for the nine
         and three months ended December 31, 2002 and December 31, 2001     5

         Consolidated Statement of Shareholders' Deficit (unaudited)
         from April 1, 2002 through December 31, 2002                       6

         Notes to Financial Statements (unaudited)                          7

Item 2.  Management's Discussion and Analysis                              15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 20

Item 2.  Changes in Securities                                             20

Item 3.  Defaults upon Senior Securities                                   20

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 5.  Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet

                                                                              December 31,
                                                                                 2002
                                                                              ------------
                                                                               (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                     $     24,372
Accounts receivable, net of allowance for doubtful accounts of $245,000          1,042,023
Inventories                                                                      1,262,596
Prepaid expenses and other current assets                                          233,352
                                                                              ------------
     Total current assets                                                        2,562,343

Goodwill                                                                           263,897
Equipment, net                                                                     117,019
Royalty advances, net                                                               38,207
Organization costs, net                                                              3,795
Pre-publication costs and other assets, net                                        303,819
                                                                              ------------
     Total assets                                                             $  3,289,080
                                                                              ============

Liabilities and shareholders' equity Current liabilities:
Notes payable - shareholder/officer and related party                         $  1,426,800
Accounts payable and accrued expenses                                              921,949
Royalties and commissions payable                                                  189,112
Due to The Chart Studio (Pty) Ltd.                                                  17,925
                                                                              ------------
     Total current liabilities                                                   2,555,786

Long-term liabilities:
 Notes payable - shareholder/officer and related parties                           980,192
 Loan from The Chart Studio (Pty) Ltd.                                             297,111
 Royalties payable                                                                  30,741
                                                                              ------------
     Total long-term liabilities                                                 1,308,044
                                                                              ------------
     Total liabilities                                                           3,863,829

Minority interest                                                                   10,421

Shareholders' deficit
Common stock: $.0001 par value:
     Authorized shares - 850,000,000
     Issued and outstanding shares - 442,460,249                                    44,246
Additional paid-in capital                                                       4,945,264
Accumulated deficit                                                             (5,574,681)
                                                                              ------------
     Total shareholders' deficit                                                  (585,171)
                                                                              ------------
     Total liabilities and shareholders' deficit                              $  3,289,080
                                                                              ============

See accompanying summary of accounting policices and notes to financial statements.

                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Operations

                                                          Three Month Period               Nine Month Period
                                                          Ended December 31,               Ended December 31,
                                                   ------------------------------    ------------------------------
                                                        2002             2001             2002             2001
                                                   -------------    -------------    -------------    -------------
                                                    (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net sales                                          $   1,414,574    $     892,506    $   2,973,712    $   2,572,159
      Cost of sales                                      824,529          423,988        1,944,693        1,555,962
                                                   -------------    -------------    -------------    -------------
Gross profit                                             590,045          468,518        1,029,019        1,016,197

Operating expenses:
      Selling, general and administrative                672,857          746,483        1,502,755        1,328,598
      Depreciation and amortization                       16,162            5,821           45,295           17,464
                                                   -------------    -------------    -------------    -------------
Loss from operations                                     (98,974)        (283,786)        (519,031)        (329,865)

Other income (expense):
      Interest, net                                      (36,848)         (16,097)         (79,221)         (27,459)
      Royalties, net                                         306           69,094          (18,769)          77,608
      Other income (expense)                              (7,444)             123           (2,433)           1,325
      Gain/(loss) in equity investment                                                                      (22,288)
      Minority interest                                   (8,001)                          (10,421)
                                                   -------------    -------------    -------------    -------------
Net loss                                           $    (150,961)   $    (230,666)   $    (629,875)   $    (300,679)
                                                   =============    =============    =============    =============

Net loss per share:                                -------------    -------------    -------------    -------------
Basic and diluted                                  $         -      $         -      $         -      $         -
                                                   =============    =============    =============    =============

Weighted average shares used in computation:       -------------    -------------    -------------    -------------
Basic and diluted                                    442,460,249      442,460,249      442,460,249      442,460,249
                                                   =============    =============    =============    =============

See accompanying summary of accounting policices and notes to financial statements.

                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                  Nine Month Period
                                                                                  Ended December 31,
                                                                          --------------------------------
                                                                               2002               2001
                                                                          -------------      -------------
                                                                           (unaudited)        (unaudited)
Operating activities
Net loss                                                                  $    (629,875)     $    (300,679)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                   45,025             17,464
  Amortization of pre-publication costs                                          28,499             26,500
  Amortization of organization costs                                                395
  Provision for losses on accounts receivable                                   185,000             10,000
  Provision for slow moving inventory                                           100,000            (15,000)
  Loss on equity investment                                                                         22,288
  Minority interest                                                              10,421
  Imputed interest on long-term loan                                              8,214

Changes in operating assets and liabilities:
  Accounts receivable                                                          (106,128)          (282,859)
  Advances to Studio Mouse LLC                                                   31,445            (45,645)
  Due to Chart Studio (Pty) Ltd.                                                (51,326)
  Inventories                                                                  (192,445)           152,352
  Prepaid expenses and other current assets                                     (15,064)          (285,781)
  Accounts payable and accrued expenses                                         208,812            219,877
  Royalties and commissions payable                                            (143,603)           130,274
                                                                          -------------      -------------
Net cash used by operating activities                                          (520,630)          (351,209)

Investing activities:
  Net assets acquired from Studio Mouse, including cash of $79,656               29,231
  Purchases of property and equipment                                           (14,132)           (71,161)
  Pre-publication and royalty advances, net                                    (126,578)           (83,213)
  Investment in joint venture (prior to acquisition)                                               (22,288)
                                                                          -------------      -------------
Net cash used by investing activities                                          (111,479)          (176,662)

Financing activities:
  Proceeds from short-term debt                                                                    151,782
  Repayments of short-term debt                                                (300,000)
  Repayments to related parties                                                 (53,293)
  Proceeds from related parties                                               1,007,000            102,236
                                                                          -------------      -------------
Net cash provided by financing activities                                       653,707            254,018
                                                                          -------------      -------------

Net increase (decrease) in cash and cash equivalents                             21,598           (273,853)
Cash and cash equivalents at beginning of period                                  2,774            394,851
                                                                          -------------      -------------
Cash and cash equivalents at end of period                                $      24,372      $     120,998
                                                                          =============      =============

See accompanying summary of accounting policices and notes to financial statements.

                        Trudy Corporation and Subsidiary
            Consolidated Statement of Shareholders' Equity (Deficit)

                                                                         Additional                          Total
                                              Common Stock                 Paid-In       Accumulated     Shareholders'
                                         Shares           Amount           Capital         Deficit      Equity (Deficit)
                                     -------------    -------------    -------------    -------------    -------------
Balance at March 31, 2002              442,460,249    $      44,246    $   4,945,264    $  (4,944,806)   $      44,704

Net loss (unaudited)                           -                -                -           (184,480)        (184,480)
                                     -------------    -------------    -------------    -------------    -------------

Balance at June 30, 2002               442,460,249           44,246        4,945,264       (5,129,286)        (139,776)

Net loss (unaudited)                           -                -                -           (294,434)        (294,434)
                                     -------------    -------------    -------------    -------------    -------------

Balance at September 30, 2002          442,460,249           44,246        4,945,264       (5,423,720)        (434,210)

Net loss (unaudited)                           -                -                -           (150,961)        (150,961)
                                     -------------    -------------    -------------    -------------    -------------

Balance at December 31, 2002           442,460,249    $      44,246    $   4,945,264    $  (5,574,681)   $    (585,171)
                                     =============    =============    =============    =============    =============

See accompanying summary of accounting policices and notes to financial statements.

                        TRUDY CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Description of Business and Basis of Presentation

Trudy Corporation and Subsidiary ("the Company") designs, manufactures and markets plush stuffed animals and publishes children's books and audiocassettes for sale to both retail and wholesale customers, both domestically and internationally. The Company's product is sold under the trade names of both Soundprints and Studio Mouse, LLC (the subsidiary).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2002.

The consolidated financial statements reflect the results of the Company's operating division Soundprints and its subsidiary, Studio Mouse, LLC. Trudy Corporation previously held a 45% ownership interest in Studio Mouse, LLC and accounted for such ownership using the equity method. However, due to a change in ownership of Studio Mouse, LLC effective August 20, 2002 (refer to Note 6), the results of Studio Mouse, LLC are subsequently accounted for in consolidation. All material intercompany transactions have been eliminated. The Company's financial statements for the nine months ended December 31, 2001 do not reflect the balances of Studio Mouse, LLC.

The Company, without Studio Mouse, LLC, (the operating division Soundprints) has incurred operating losses in the past four years, has a deficiency in working capital, and has a deficiency in net assets. While the company experienced a significant decline in revenues from $3,390,884 in 1999 to $2,476,252 in 2000 and $1,447,931 in 2001, 2002 revenues increased to $3,392,808. The Company has been funded by a principal shareholder - officer and another shareholder and had been funded in 2000 by Futech Interactive Products, Inc.

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

Accounts Receivable

The Company transacts business on a credit basis with its customers. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks. The Company also obtains credit insurance on customers when it is deemed warranted.

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company reviews its inventory for obsolescence and provides for obsolescence when the inventory is deemed to be unsaleable.

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management performs ongoing business reviews and evaluates impairment indicators based on qualitative and quantitative factors. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized. Management believes that no impairment loss has occurred.

Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. As the products are shipped from the Soundprints division are accompanied with right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," of SFAS 48, based on historical experience.

Royalties

The Company records royalty revenue as earned and provides for its royalty expense at the time the royalty income is recorded. Royalty advances are recorded as earned when such advances represent a nonrefundable guarantee and there are no obligations to perform services. Advance royalty payments are recorded as expense when such advance represents a nonrefundable guarantee.

Subsidiary Licensing Rights

Depending upon the terms of its various licensing agreements, the Company can lease its intellectual property rights, as either licensee or licensor, from or to, another party. The associated income and expense are recorded in a similar manner as royalties.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill & other Intangible Assets." According to this statement, goodwill and other intangible assets acquired after June 30, 2001 are no longer amortized. Instead, such assets are tested for impairment. The adoption of SFAS No. 142 may have a significant impact on the Company's financial statements.

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

There was no advertising expense for the quarters ended December 31, 2002 or December 31, 2001.

Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform to those used in 2001.


3.   Inventories

Inventories consist of the following:

           Raw Materials                         $   63,834
           Finished Goods                         1,198,762
                                                 ----------
           Inventory Value                       $1,262,596
                                                 ==========

4.   Goodwill

As a result in the change of ownership of Studio Mouse, LLC as of August 20, 2002, goodwill was recognized in the amount of $263,897. In accordance with FAS No142, Goodwill and Other Intangible Assets," the Company will not amortize goodwill, but will instead evaluate it for impairment on a periodic basis. As of December 31, 2002, the Company's management had determined that no such impairment had occurred.

5.   Income Taxes

The Company has net operating loss carryforwards, on a fiscal year basis, approximating $4,408,000 which expire as follows:

           2004                                  $  127,000
           2005                                     157,000
           2006                                   1,246,000
           2007                                     324,000
           2008                                     258,000
           Thereafter                             2,296,000
                                                 ----------
                                                 $4,408,000
                                                 ==========

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

7.   Subsequent Events

     A. In January, 2003, the Company borrowed $60,000 from a principal shareholder/officer for working capital purposes.

     B. In January, 2003, the Company borrowed $204,000 from a principal shareholder/director for working capital needs.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

NET SALES. The Company's net sales for the quarter ended December 31, 2002 were $1,414,574, a 58.5% increase over the same quarter in the prior year, or an increase of $522,068. Of this figure $986,190 in net sales are attributed to the Company's Soundprints division, the operating division of Trudy Corporation, compared to Soundprints' net sales of $892,506 for the prior year's quarter ended December 31, 2001, an increase of $93,684 or 10.5%. For Soundprints, 2002 year-to-date sales decreased $102,376 from $2,572,159 to $2,469,783 from the first 9 months of Fiscal Year 2001. This represents a decrease of 3.9%. For Studio Mouse, LLC, the Company's subsidiary, net sales for the quarter ended December 31, 2002 were $442,918.

For the quarter ended December 31, 2002, the increase in Soundprints' overall net sales of $93,684 versus the comparable quarter in 2001 was broad based across most sales divisions especially in book stores and distributors as well as catalogers. The increase in book store sales, which jumped 57.8%, were mostly attributable to new book formats. Catalog sales also increased significantly due to new account distribution. Quarterly sales in the Mass Merchant division increased by $160,374 or 62.9% for the period ended December 31, 2002 versus the same period in 2001 due to strong acceptance of Soundprints' products from prior promotional sales in two accounts. These two accounts realized a combined sales increase in the December Quarter, 2002 in excess of $150,000.

As noted, Soundprints' sales for the nine months ended December 31, 2002 versus the comparable nine month period in 2001 decreased $102,376 or 3.9%. In the August through October 2001 time frame, the Company received and shipped a large order to one of the largest of the three warehouse clubs. No such order was received for shipment in the 2002 period. Additionally, sales of Soundprints' direct mail catalog to consumers, schools and libraries for the 2002 nine month period declined $175,589 or 34.6% versus the comparable year ago period. In 2002, Soundprints mailed 69.3% fewer catalogs to these divisional customers in a planned effort to restructure the catalog creatively and mail more strategically to a refined, more targeted audience. While revenues were lower, the sales per catalog mailed increased significantly in 2002 to $.76/catalog from $.35/catalog in 2001.

In the remaining sales divisions, revenue increases were broad-based. Toy and gift stores, specialty retailers, museums, zoos & aquariums, and library distributors posted increases in sales from 5% to over 100%. These sales increases are attributed to several factors: the diversification of the Company's product range to include lower target-age formats and content; the approval of 84 Soundprints titles as Accelerated Readers which helped to boost school and library distributor sales; and the significant expansion of Soundprints' backlist with the addition of the Studio Mouse imprint, which was distributed by Soundprints.

COST OF SALES. The Company's cost of sales for the quarter ended December 31, 2002 increased $400,541 from $423,988 in the prior year quarter to $824,529, an increase of 94.5%. Soundprints' cost of sales for the quarter ended December 31, 2002 increased $211,973 to $635,961 from $423,987 for the comparable prior year quarter. The increase in cost of sales came largely from $71,222 in additional write-downs for the quarter for inventory declared obsolete and an 84.4% increase in mass merchant sales which carries a significantly lower margin than the company's other sales divisions. As a percent of net sales, Soundprints' cost of sales for the quarter ended December 31, 2002 was 64.5% as compared to 47.6% for the comparable quarter a year ago. On a variable cost of sales basis excluding fixed charges such as packaging, product development, shipping salaries, amortization of design costs, and miscellaneous warehouse overhead costs, cost of goods sold increased from 30.4% of net sales in the December Quarter, 2001 to 41.8% for the quarter ended December 31, 2002. The erosion, again, was the result of sales increases to Mass Merchants, Soundprints' least profitable division.

For the nine month period ended December 31, 2002 Soundprints' cost of sales increased $141,730 to $1,697,692 or 68.7% of sales versus 60.5% in the prior year comparable period. The change in cost of goods over the nine-month period is a result of an added charge of $115,000 due to the write-down of inventory and a change in the sales mix due to an increase in sales to the Mass Merchant division, whose product is purchased in a large part from the Studio Mouse subsidiary at a lower margin than traditional purchases direct from Asian printers. In addition, the Company accepted and shipped a large mass merchant customer an order that generated less than 20% margin.


GROSS PROFIT. For the quarter ended December 31, 2002, the Company's gross profit increased 25.9% versus the prior year's comparable quarter to $590,045 as a result of increased revenues. Gross margin for the December 2002 quarter was 41.7% versus 52.5% for the quarter ended December 31, 2001.

For Soundprints, a 10.5% increase in net sales for the quarter ended December 31, 2002 resulted in a gross profit of $350,229, a decrease of $116,377 versus the prior year's comparable quarter. The gross margin declined from 52.4% for the prior year quarter, to 35.5% for the quarter ended December 31, 2002. The quarter's decline was due to sales to the Mass Merchant division of lower margin product purchased from the Company's subsidiary, Studio Mouse. The decline was also due in part to a decrease of higher margin direct mail revenue that was a result of the reduction of the number of catalogs mailed in the December, 2002 quarter versus the prior year's comparable quarter. For the nine months ended December 31, 2002, Soundprints' gross profit decreased $242,192 versus the nine month period ended December 31, 2001 to $772,092 or 31.3% of sales.

SELLING, GENERAL, AND ADMINISTRATIVE. The Company's selling, general, and administrative costs decreased 9.9% from $746,483 from the prior year quarter to $672,857 for the quarter ended December 31, 2002. On a year-to-date basis, the Company's selling, general, and administrative costs increased 13.1% to $1,502,755 from $1,328,598 for the prior year quarter.

While Soundprints has made good progress in managing its selling and administrative costs, its bad debt expense increased by $152,826 to $153,544 in the quarter ended December 31, 2002 versus the comparable period a year ago. In January, 2003 the Company received word of the bankruptcy of its largest international customer. Soundprints' receivable of $292,500 as well as Studio Mouse's receivable of $86,068 was thus deemed uncollectible. The Company's credit insurance in the amount of $200,000 (less deductible and fees) is to be shared by both Soundprints and Studio Mouse accordingly.

Soundprints' selling, general, and administrative expenses for the quarter ended December 31, 2002 decreased by $148,905 to $597,577 compared to $746,482 for the quarter ended December 31, 2001. As a percentage of net sales, SG&A expenses improved from 83.8% of net sales in the quarter ended June 30, 2001 to 60.6% for the comparable quarter this year.

Soundprints' decreased selling and administrative expenses for the quarter ended December 31, 2002 versus December Quarter, 2001 resulted primarily from the decrease in amortization expenses associated with fewer direct mail catalogs printed and mailed along with the decrease in administrative costs to process mail order catalog orders in September 2002. The total mailing for 2002 was 474,000 catalogs versus 1,500,000 catalogs mailed in 2001. Total amortized costs for the direct mail program for the quarter ended December 31, 2002 was $107,920 versus $375,719 for the quarter ended December 31, 2001. Both the consumer and library catalog mailings were profitable, largely due to a more focused mailing to a more strategically-targeted mailing list and the engagement of a direct mail consultant.

Soundprints' royalty expenses decreased $23,637 to $36,160 from $59,798 for the quarter ended December 31, 2002 due to lower sales of Smithsonian licensed books and toys and greater sales of Mother Goose products which bears a 50% lower royalty than Smithsonian products.

For the nine months ended December 31, 2002, Soundprints' selling, general, and administrative expenses increased $80,951 to $1,409,549, or 57.1% of sales versus 51.7% of sales for the comparable period in 2001.

For the nine months ended December 31, 2002, Soundprints' selling expenses decreased $152,906 to 23.6% of sales or $583,818, versus 28.7% of sales for the comparable nine-month period in 2001. The decrease was largely due to the more efficient catalog mailing in September and reduced royalties from a shift in product sales to lower royalty-bearing product. General and administrative expenses increased $233,857 to $825,732 in the nine month period ended December 2002 compared to $591,875 in selling expenses in the comparable prior year period. General & administrative expenses for the nine-month period ended December 31, 2002 comprised 33.4% of net sales, a 9.5% increase. A significant percentage of this increase is attributable to the reserve for bad debt as well as to the increase in legal and accounting services.

INTEREST INCOME/EXPENSE. The Company's interest expense (net) for the quarter ended December 31, 2002 was $36,848, an increase of $20,751 over the comparable prior year quarter. The increase in interest expense for the quarter ended December 31, 2002 was primarily a result of the reduction in interest income from customer accounts and a result of increased borrowing. For the nine month period ended December 31, 2002, the Company's interest expense increased $51,762 to $79,221 from $27,459 for the prior year's respective period.

ROYALTY INCOME/EXPENSE. The Company's royalty income (net) for the quarter ended December 31, 2002 decreased by $68,788 to $306 versus $69,094 for the comparable period last year. Royalty income (net) for the nine month period ended December 31, 2002 decreased $96,377 to a net expense of $18,769 versus a net income of $77,608 in the prior year-to-date period. For the current quarter, Soundprints' royalty income (net) of $34,255 decreased by $34,839 versus the December Quarter, 2001 royalty income of $69,094. For the nine month period ended December 31, 2002 royalty income (net) decreased $43,432 from $77,608 to $34,175.

GAIN/LOSS IN EQUITY INVESTMENT. For the nine month period ended December 31, 2002, Soundprints' operations reflect no gain or loss attributable to its equity investment versus a loss of $22,288 for the comparable period a year ago.

NET LOSS. As a result of the items discussed above, the Company's net loss for the quarter ended December 31, 2002 was $150,961 compared to a net loss of $230,666 for the comparable prior year quarter. For the nine month period ended December 31, 2002, the Company had a net loss of $629,875 compared to net loss of $300,679 for the comparable prior year period.

Impact of New Accounting Pronouncements
---------------------------------------

The Company believes that any current pronouncements would not have a material effect on its financial position or results of operations, except for SFAS 141 and SFAS 142, which may impact following quarters.

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

Inventory

The company reviews its inventory for obsolescence and provides for obsolescence when the inventory become unsaleable.

Liquidity and Capital Resources
-------------------------------

The Company continues to experience a working capital deficiency and negative cash flow as it has staffed up to support future sales growth to a level that it anticipates to achieve profitability. While the Company has made considerable progress since the 2001 recapitalization, it has been difficult to meet its financial obligations as they become due, barring the receipt of an asset-based line of credit from a commercial lending institution. Over the past year, the Company received two six month term loans of $475,000 and $300,000 from a local bank, both of which have been paid back as of July 24, 2002.

In July, 2002, the Company borrowed $400,000 from a principal shareholder/officer. Between October, 2002 and January, 2003, additional loans were made to the Company from the same principal shareholder/officer totaling $377,000. In January, 2003, the Company borrowed $204,000 from a principal shareholder/director in order to pay its vendors, to cover a significant bad debt, and to finance the Spring 2003 backlog of $873,141.

During the December Quarter, 2002 the principal shareholder/officer was repaid $15,000 relating to pre-existing loans. As the company continues to source products with new vendors in order to lower its product costs, it has done so at unfavorable credit terms in order to secure lower pricing for its books and plush. These vendors require payment terms.

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

iii.

The registrant filed a report on Form 8-K, dated August 30, 2002, disclosing the restructuring of the ownership of Studio Mouse, LLC. A memorandum of understanding was executed between the Registrant, Studio Mouse, LLC, The Chart Studio (Pty)Ltd., and Ashley C. Andersen, president of Studio Mouse and a director of the registrant. Under the terms of the memorandum of understanding, the registrant increased its ownership of Studio Mouse, LLC to 95% from 45%.

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

v.

The registrant filed a report on Form 8-K, dated December 23, 2002, for the purpose of submitting a written certification by the Chief Executive Officer and Acting Chief Financial Officer of the Company's Report on Form 10-QSB for the quarter ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRUDY CORPORATION
                                       (REGISTRANT)

Date: February 19, 2003                By: /s/ WILLLIAM W. BURNHAM
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


Date: February 19, 2003
      -----------------
                                       /s/ WILLIAM W. BURNHAM
                                       -----------------------------------------
                                       William W. Burnham,
                                       Principal Executive Officer


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


Date: February 19, 2003
      -----------------
                                       /s/ WILLIAM W. BURNHAM
                                       -----------------------------------------
                                       William W. Burnham,
                                       Acting Principal Financial Officer