Form 10KSB
period 2003-03-31
TRUDY CORP
filed 2003-07-17
CIK 815098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the year fiscal year ended March 31, 2003

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

                353 Main Avenue, Norwalk, Connecticut 06851-1552
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                            Telephone: (203) 846-2274
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended March 31, 2003 were $4,405,006.

As of June 30, 2003, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $1,327,381. As of July 9, 2003, 442,460,249 shares of Common Stock, $.0001 par value per share, were outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business
-------------------------------

Trudy Corporation and Subsidiary ("the Company") designs, manufactures and markets plush stuffed animals and publishes children's books and audiobooks for sale to both retail and wholesale customers, both domestically and internationally. The Company's product is sold under the trade names of both Soundprints and Studio Mouse, LLC (the subsidiary).

Trudy Corporation was organized as a Connecticut corporation under the name Norwest Manufacturing Corporation on September 14, 1979, changed its name to Trudy Toys Company, Inc. on December 5, 1979, changed its name to Trudy Corporation on March 27, 1984 and was re-incorporated as a Delaware corporation on February 25, 1987.

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

After this conversion and the issuance of the Company's Common Stock, Mr. Burnham, Alice Burnham, his wife and also a director of the Company, and their children owned 55.1% of the outstanding common stock in the Company. At the end of December, 2002, Mr. Burnham sold 55 million shares to six officers, Directors, employees and affiliates of the Company. As of June 30, 2003, Mr. Burnham, Mrs. Alice Burnham, and their children owned 40.3% of the outstanding common stock in the Company.

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

As of June 30, 2003 the ratification status of the joint venture operating agreement conditions was as follows:

     1. On April 8th, 2002 Trudy issued a press release stating that the Chart Studio (Pty) Ltd. had advised Soundprints that the Reserve Bank of South Africa disapproved of its application to form a joint venture with Trudy in the name of Studio Mouse, LLC. The Chart Studio (Pty) Ltd. stated that it intended at a later date to resubmit its application with the guidance of RMB Corvest, the investment banking arm of Rand Merchant Bank, Johannesburg, which is a minority stockholder in Chart Studio.
     2. The subsidiary rights licensing agreement between Trudy Corporation and Studio Mouse, concerning content created under the existing license by the Smithsonian Institution to Trudy d/b/a Soundprints was approved in a License Amendment between the Smithsonian Institution and Soundprints dated April 30th, 2002.

     3. The subsidiary rights license agreement between Studio Mouse and Trudy Corporation has been executed and signed by both parties. The subsidiary rights license agreement between Studio Mouse and Chart Studio (Pty) Ltd. has also been executed.
     4. Chart Studio's approval of Studio Mouse's capital structure is pending.

Since the execution of the operating agreement, Studio Mouse has developed a customer base including both North American and international accounts in the trade, mass market, door-to-door, and educational distributor sales channels, to which Studio Mouse ships the majority of products sold on a non-returnable basis, directly from the factory of manufacture. This model alleviates the majority of the need for the financing and storage of inventory.

On August 20, 2002, the Company restructured the ownership of Studio Mouse, LLC. Trudy and Chart Studio Publishing (Pty.) LTD, Gauteng, South Africa, previously announced their plan for ownership of the venture to be structured 45% by Trudy, 45% by Chart Studio and the remaining 10% by employees of Chart Studio and Trudy. Since the Reserve Bank of South Africa disapproved Chart Studio's application for equity participation in Studio Mouse, Trudy and Chart Studio entered into a Memorandum of Understanding providing for changes in their business relationship as follows:

     o Studio Mouse has become a subsidiary of Trudy, 95% owned by Trudy and 5% owned by Ashley C. Andersen, President of Studio Mouse and Executive Vice President and Publisher of Trudy.

     o Chart Studio's contingent equity has been converted into a long term loan from Chart Studio to Studio Mouse in the amount of approximately $420,000.

     o From August 20, 2002 to August 19, 2004, Chart Studio may reapply to the Reserve Bank of South Africa for approval of 50% equity ownership in Studio Mouse. Upon such approval and satisfaction of certain other conditions, Chart Studio may exercise the option to purchase a 50% equity ownership of Studio Mouse, in which case the long term loan will be forgiven. Should such approval not be forthcoming, or Chart Studio not exercise its option, the long term loan, plus any equity appreciation, must be repaid over the 36 months following the end of the aforementioned period.

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

On June 25, 2003 Studio Mouse, LLC, signed a publishing license with Disney Publishing Worldwide. The license provides for Studio Mouse to publish certain novelty book and audio CD formats for distribution within North America. The material to be published initially will be targeted to a preschool audience and contain early childhood developmental and educational content utilizing popular Disney characters. The new titles will be available in North America in the fall of 2003.

Products and Licensing
----------------------

The Company holds an exclusive license from the Smithsonian Institution to utilize the Smithsonian name through September 30, 2007, in connection with the sale of realistic wildlife plush toys and educational kits, storybooks, and audiocassettes. Since 1991, the Company has published over 100 titles in different series under the Smithsonian license. Royalties are paid to the Smithsonian at the rate of 5.0% of net sales on all licensed products. In the fiscal year ended March 31, 2003 sales of Smithsonian licensed product represented 29% of total sales. On April 30, 2002 the company executed an amendment to its licensing agreement with the Smithsonian extending the license term to September 30, 2007.

Through January 2000, the Company held a license with The Nature Conservancy under which a series of storybooks were published. The Soundprints' Wild Habitats series has since replaced The Nature Conservancy series whose license terminated in January of 2000. Since the Company held the copyright to The Nature Conservancy titles it was able to retain this series in its backlist by simply removing the license indicia from the titles. The current inventory is still expected to be sold. The Company continues to introduce Wild Habitat storybooks, plush toys and audio books that explore global habitats and rare or endangered wildlife. Currently there are twenty-two books in the series.

Market reception of the Smithsonian and Wild Habitat series has been extremely positive as a result of the perceived high value of the book and plush animal sets.

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

In the fall of 2001 Soundprints introduced a new series in collaboration with the Smithsonian Institution. The Soundprints' Read-and-Discover series brings together exciting wildlife adventures and animal facts in the popular and market-proven format of early reading chapter books. Intended for children ages 5-9, early reading chapter books allow young readers to develop and hone their reading skills inside and outside of the classroom. The books feature large, clear print and age-graded text that enables readers of different ability levels to develop their skills. Fun wildlife stories and colorful, high-quality artwork hold children's interest, encouraging them to continue to read and learn. Soundprints' Read-and-Discover early reading chapter books are available in three levels of reading proficiency. The chapter books are released in sets of four, each set featuring four animals from a common geographical location. A total of 40,000 copies were sold after the initial printing of four titles. In the spring of 2003, the Soundprints' Read-and-Discover series was extended beyond wildlife to the now popular subject of historical fiction, entitled Fantasy Field Trips. These books target slightly older readers and creatively cover some of the most important events in American history, such as the first lunar landing and the completion of the transcontinental railroad.

In the fiscal year ended March 31, 2002, the Company expanded its publishing schedule to include more product targeting the growing toddler through Pre-K market by acquiring the license to a nursery rhyme property complete with finished text, illustrations and audio files. The Mother Goose Nursery Rhyme program makes use of colorful illustrations and well-loved nursery rhymes to build and strengthen a child's developing motor, listening, visual and verbal skills. Each of the five series in the program targets a specific area of development for children ages 6 months to 5 years. The My First Nursery Rhyme series is age specific for the youngest children, helping infants to recognize and anticipate repeated rhymes and encouraging participation as they develop verbal and motor skills. The Nursery Favorites series is geared toward children in their toddler through preschool years and features rhymes that build on a range of developing skills. Nursery Sing-alongs includes favorite rhymes that are appropriate for a range of ages and promote varying degrees of child participation at various skill-levels. The Clapping and Finger Rhymes series for toddlers reinforces the development of motor skills and role-playing. Action Nursery Rhymes is targeted to active preschoolers and toddlers and includes tumbling, marching skipping rhymes. The books are being distributed by Soundprints for Studio Mouse LLC and are available with a sing-along CD featuring classic rhymes from each book, as well as a soft plush finger puppet featuring each book's main character. Since the March, 2002 introduction of 12 Mother Goose titles, over 400,000 assorted copies have been sold to the retail and display marketing channels of trade. Royalties are paid at the rate of 8.0% of net sales on all licensed products.

In the fall of 2002, the Little Soundprints imprint introduced four treasuries of classic nursery rhymes in the My First Mother Goose series, which continue to target the growing Pre-K early learning markets. These oversized hardcover treasuries offer a new twist on the classic nursery rhymes treasury, offering the well-loved rhymes that have been family favorites for generations in books that are designed to appeal to a child's different moods and activity levels with themes such as Sleepytime Rhymes, Sing-along Rhymes and Playtime Rhymes.

In the spring of 2003, Soundprints introduced the Amazing Animal Adventures series. These books are exciting storybooks appropriate for preschoolers to second graders. These books are based upon the artwork and storylines of the most popular subjects in the Soundprints Wild Habitat series. They have been heavily edited for reading level and redirected to focus heavily upon the unique and amazing characteristics of the subject animal. Each book contains a 4-page tear-out poster featuring all of the plants and animals mentioned in the story. These books gently educate children in the areas of natural science and geography, while remaining solidly entertaining.

Also in the spring of 2003, Studio Mouse introduced a new series of Story-time Treasuries. These comprehensive 256-page treasuries are perfect for family or classroom reading and feature charming wildlife stories, fairy tales and nursery rhymes with beautiful artwork. The works are designed to promote families and peer groups reading together.

Historically, each year the Company has introduced ten to fourteen new titles. In the fiscal year ended March 31, 2003, the Company introduced approximately thirty-five new titles. The Company plans to continue to expand new introductions in future years.


Marketing and Sales
-------------------

The Company's products are sold to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and approximately 50 independent commissioned sales representatives (except for the period from June 1999 up to May 2000 when Futech handled sales and distribution). In addition, the Company mails a catalog directly to consumers, schools, and libraries and both an in-house telemarketing staff and a hired telemarketing firm receives and processes phone, Internet, and mail orders from these mailings. In June 1999, the Company transferred responsibility for trade sales and fulfillment to Futech Interactive, Inc.'s distribution center in Wisconsin in return for assistance in paying off the company's revolving credit facility with its bank and underwriting the company's working capital needs up through the closing of the Global Merger (which, however, never closed). Soundprints' inventory was sold to Futech at a deeper discount than it would sell to its most favored customers. In January 2000, Futech became unable to pay its open invoices to the Company and, consequently, the Company put Futech on a cash basis. Futech shipped very little merchandise to its customers for the five-month period through May 2000 and would not turn orders back to the Company. Sales suffered as a result. On May 24, 2000, the oral distribution arrangement with Futech was terminated and the Company regained control of distribution of its products. Total sales to Futech during the year ended March 31, 2000 were approximately $842,000 of which $269,000 remains unpaid and was written off. On June 26, 2000 the Company was notified that Futech had filed a voluntary petition under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Subsequently to this, the Company filed claims in the Futech bankruptcy as an unsecured creditor. In October 2002 the Company was informed that on September 24, 2002, Futech's Chapter 11 case was converted to a case under Chapter 7 of the U.S. Bankruptcy Code.

After the period in which Futech controlled retail sales, Soundprints initiated development of a growth area for the Company's products, the supplemental educational market as well as the retail mass market. A Vice President - Sales, a National Accounts Sales Manager and a mass merchandizing sales consultant were retained to call on educational distributors and libraries to sell Soundprints' storybooks and companion toys for use as supplemental teaching materials in reading and science and into retail accounts such as T.J. Maxx and Wal-Mart. In addition, certain titles were sold by the Company as sub rights for distribution into school book clubs and book fairs.

The Company also distributes its direct mail order catalog to demographically targeted households as well as school and municipal libraries.


Manufacturing and Product Design
--------------------------------

Plush and toy product design is done with the Company's oversight by overseas contractors. Storybooks are created by freelance authors and illustrators working under the direction of the Company's editorial and graphic design staff. Audio is produced by an award-winning sound designer overseen by the Company's editorial department.

The Company produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. Approximately 86% of the toys purchased during the year were purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. The Company owns the design of each toy product (except for Smithsonian plush toys which are co-owned with Smithsonian Institution) and actively manages the design of new products. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere. Approximately 59% of book purchases during the year were purchased from a U.S. company which subcontracts production to various printers in Asia. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to large customers. Audiocassettes are duplicated locally. CD's are duplicated in Hong Kong and Singapore and shipped to China to be inserted into the books at the printer. Delivery has been satisfactory from all suppliers.

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


Competition
-----------

Management believes the Company is the leading supplier of licensed, realistic plush toys packaged with an educational book and audiobook. The Company is not aware of any direct competitors in this market, although there are a small number of publishers who compete by combining plush toys with single titles of children's classic books. The Company believes that its competitive advantages are its unique editorial genre, its superior design, its creative approach to new product development and the perceived high quality of its products relative to the retail price, in addition to the license with the Smithsonian Institution.


Employees
---------

As of June 30, 2003 the Company had thirteen full-time and two part-time employees, all in its Norwalk facility. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area and to handle in-bound telemarketing for the direct response business.

The Company's ability to design, manufacture, market, and sell products depends largely upon its ability to attract and retain highly skilled personnel, particularly in the product design, publishing, and sales areas. The Company has continued to upgrade positions in editorial and sales management to further improve the quality and distribution of its products and their value to the customer.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases warehouse and administrative facilities in a 27,000 square foot building at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 50 miles northeast of New York City. This facility, first occupied by the Company in July 1996, is owned by a limited liability company, owned by the Company's President, a former Director and Officer, and a current Board Member. The property was purchased and financed independently of the Company.

The lease, which runs to 2004, provides for annual rent which is lower than what is representative of the local market today and holds the Company responsible for payment of taxes and utilities as well as rent. The Company continues to explore its options in the event that its facilities are deemed inadequate for future requirements.

ITEM 3.  LEGAL PROCEEDINGS

On May 14, 2002 the Company was served with a complaint from the State of Connecticut Commission on Human Rights (CHRO). The complaint alleges unlawful discriminatory practices. On January 28, 2003 the CHRO released its jurisdiction over the complaint authorizing the complainant to commence a civil action against the Company. On March 18, 2003 the Company was served with a complaint, commencing a lawsuit in Connecticut Superior Court. The complaint alleges negligent infliction of emotional distress, promissory estoppel and negligent misrepresentation. Legal Counsel is of the opinion that the complaint is without merit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the OTC Bulletin Board under the symbol "TRDY.OB."

The price of the Company's Common Stock as of June 30, 2003 was $0.003 per share. The prices presented are bid quotations, as reported by NASDAQ, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of March 31, 2003, there were 1,467 common stockholders of record.

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

Critical Accounting Policies
----------------------------

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and industries in which customers operate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

The Company writes down its inventories for estimated slow moving and obsolete goods equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the write-down required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and its reported operating results.

The Company's critical accounting policy(ies) is the amortization period and method of accounting for pre-publication costs.


Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002
-----------------------------------------------------------------------------

Results of Operations
---------------------


NET SALES. Net sales for the year ended March 31, 2003 were $4,405,006 compared to $3,392,808 for the prior year ended March 31, 2002, an increase of $1,012,198 or 29.8%. Of the net sales figure for the year ended March 31, 2003, $3,637,699 are attributed to the Company's Soundprints division, compared to Soundprints' net sales of $3,392,808 for the year ended March 31, 2002, an increase of 7.2%. For Studio Mouse, LLC, the Company's subsidiary, net sales for the year ended March 31, 2003 were $1,175,952.


For the year ended March 31, 2003, the increase in Soundprints' overall net sales of $244,891 versus the prior fiscal year was broad-based across most sales divisions especially in book stores, among distributors and through education catalogers. Book store sales jumped 45.1% versus prior year sales from increased distribution as a result of the introduction of the paperback format within the popular Smithsonian Backyard and Oceanic Collection series. Education catalog sales increased 179.7% versus the prior year due to the addition of new accounts and the approval of 84 Soundprints titles as Accelerated Readers, which helped library distributors to promote Soundprints' titles to schools as supplemental instructional reading aids. Direct sales to consumers decreased 42.6% due to a reduced catalog mailing in the fiscal year ended March 31, 2003 versus the mailing for the prior fiscal year. Soundprints mailed 69.3% fewer catalogs in a planned effort to restructure the catalog creatively and mail more strategically to a refined, more targeted audience. Sales from Soundprints' direct mail catalog to consumers, schools and libraries for the year ended March 31, 2003 declined $186,696 or 29.9% versus the comparable prior year. While revenues were lower, the sales per catalog mailed increased significantly for the year ended March 31, 2003 to $.76/catalog from $.35/catalog for the year ended March 31, 2002, returning $.28 per catalog in net profit after catalog paper, printing and mailing expenses.

Soundprints sales in the Mass Market division decreased by $347,236 or 25.8% for the year ended March 31, 2003. In the August through October 2001 time frame, Soundprints received and shipped a large order to one of the largest of the three warehouse clubs. No such order was received for shipment in the middle of fiscal year 2003. Toy and gift stores, specialty retailers, and museums, zoos & aquariums posted sales increases of approximately 10% or more. These sales increases are attributed to the diversification of the Company's product range to include lower target age formats and content, and the significant increase in Soundprints' frontlist with the addition of the Studio Mouse imprint, which is distributed by Soundprints.

For Studio Mouse, net sales for the year ended March 31, 2003 were $1,175,952. Its major customers during the year included Advanced Marketing Services, Books Are Fun, Anderson Merchandisers, and Stewart House Publishing.

The Company continued to rebuild confidence among its vendors, sales force and customers and to expand its product offerings. In this regard, the following strategic actions have been taken over the past several years:

     1. In the fiscal year ended March 31, 2000, a significant amount of creditor debt was settled either by 50% compromise or issuing Trudy common stock for the portion compromised. By July 2001, virtually all of the creditors whose debt had been compromised had placed the company back on credit terms.

     2. In the fiscal year ended March 31, 2002 Trudy licensed a nursery rhyme property from a packager in the U.K. entitled Mother Goose in order to provide "critical mass" to the Company's publishing schedule. The Mother Goose acquisition enabled the company to take advantage of the interest and high awareness of popular nursery rhymes through highly creative illustrations, plush finger puppets and musical audio. A total of sixty illustrated rhymes and audio together with the character designs for creating plush finger puppets were purchased. In the fiscal year ended March 31, 2002 thirty rhymes were formatted into six illustrated 36 page "puffy padded" board books with CD and finger puppets, and in the fiscal year ended March 31, 2003, 30 more rhymes were formatted into an additional 36 page "puffy padded" board books with CD and finger puppets, as well as other appropriate formats.

     3. In the fiscal year ended March 31, 2002 Trudy formed Studio Mouse LLC, a joint venture with Chart Studio (Pty) Ltd., a South African publisher, at an initial $50,000 investment in debt and equity. Studio Mouse's publishing charter was to service the United States mass market and worldwide English and foreign language markets at low cost with formats containing repurposed high quality content from both partners, shipped FOB factory origin on a non-returnable basis.

          On August 30, 2002, Trudy filed a report on Form 8-K, disclosing the restructuring of the ownership of Studio Mouse, LLC. A memorandum of understanding was executed between the Registrant, Studio Mouse, LLC, The Chart Studio (Pty) Ltd., and Ashley C. Andersen, President of Studio Mouse and a Director of the registrant. Under the terms of the memorandum of understanding, the registrant increased its ownership of Studio Mouse, LLC to 95% from 45%. An amendment was subsequently filed to include the financial statements of Studio Mouse, LLC.

     4. The Company continued its cost reduction initiative in an attempt to locate book printers and plush suppliers with lower manufacturing costs without compromise to quality. Over the year such efforts resulted in savings 29% to 47% on reprints of back list book titles and plush purchases.


Trudy Corporation received 45% of Studio Mouse's net income on its consolidated income statement through August 19, 2002. Following the restructuring of the ownership agreement executed on August 20, 2002, Trudy accounts for Studio Mouse through consolidation.

COST OF SALES. The Company's cost of sales (which includes Studio Mouse LLC) for the year ended March 31, 2003 increased $805,153 from $1,827,946 in the prior year to $2,633,099, an increase of 44.0%. Cost of sales increased due to a 29.8% increase in net sales, and due to the acceptance of two orders from Stewart House and from the Christmas Tree Shops. Costs of goods for these two orders were over 80% on revenue of $545,000. The cost of sales erosion came as a result of 43% lower revenue from consumer direct mail sales, which typically contributes to margins at the rate of 85% or more.

The company has made an aggressive effort to lower its toy, audio and book costs by awarding purchase orders for books and plush to new vendors. This initiative has lowered print costs on micro books, Soundprints' most popular selling format, by 47%. Purchase costs for the large format Oceanic and Backyard hardcover books have been reduced by 33% while costs for certain micro plush toys have decreased by 39%. For audio products, the company was successful in locating CD duplicators in Hong Kong who could deliver substantial savings versus purchase of similar products in the United States.

Soundprints' cost of sales for the year ended March 31, 2003 increased $468,747 to $2,296,694 from $1,827,946 for the comparable prior year. In the year ended March 31, 2002 Soundprints' inventory obsolescence was reduced by $240,000. While inventory obsolescence was reduced by $240,000 in 2002, the inventory provision increased by $81,517 in the year ended March 31, 2003 as a result of additional write-downs for inventory declared obsolete or slow moving in the fiscal year.

Increased costs of sales were also a result of large sales to both domestic and international customers with significantly lower margins than Soundprints' other sales divisions. While there was a decrease in sales to mass merchants, this was partly offset by an increase in international sales which had a cost of goods sold margin of 75.7% for the year ended March 31, 2003. Cost of sales increases as a percent of total sales was also a result of a smaller catalog mailing in the year ended March 31, 2003 which is historically one of the Company's most profitable divisions. As a percent of net sales, Soundprints' cost of sales for the year ended March 31, 2003 was 63.1% versus 53.9% for the comparable prior year.

In the year ended March 31, 2003, Soundprints focused on rebuilding the direct mail consumer and library business. The total mailing for the fall 2002 was 474,000 catalogs versus 1,400,000 catalogs mailed in fall 2001. While the more strategically-targeted mailings were profitable, the decrease in mailings resulted in lower overall sales for the year ended March 31, 2003. The gross margin contribution for the direct mail division, Soundprints' fourth-largest sales channel, decreased from 22.1% in the year ended March 31, 2002 to 12.3% for the current fiscal year.

Also included in cost of sales are fixed charges for warehouse salaries, amortization of design costs, assembly materials, miscellaneous production overhead costs and product development expense.

GROSS PROFIT. As a result of these changes in net sales and cost of sales, the Company's gross profit for the year ended March 31, 2003 increased 13.2% to $1,771,907 versus the prior year's gross profit of $1,564,862.

For Soundprints, gross profit decreased 14.3% or $223,856 from $1,564,862 for the year ended March 31, 2002 to $1,341,006 for the current fiscal year. The gross margin declined from 46.1% for the prior year to 36.9% for the year ended March 31, 2003. The current fiscal year's decline was due to sales to the mass market division and to the international division of lower margin product. The decline was also due in part to a decrease of higher margin direct mail revenue that was a result of the reduction of the number of catalogs mailed in the December, 2002 quarter versus the prior year's comparable quarter.

Studio Mouse's gross margin for the year ended March 31, 2003 was 42.1%, or $495,292.

SELLING, GENERAL & ADMINISTRATIVE COSTS. The Company's selling, general, and administrative costs increased 7.0% from $1,788,599 from the prior fiscal year to $1,913,212 for the year ended March 31, 2003.

While the Company has made good progress in managing its selling and administrative costs, its bad debt expense increased by $132,856 to $174,585 for the year ended March 31, 2003 versus the comparable prior year. In January, 2003 the Company received word of the bankruptcy of its largest international customer. Soundprints' receivable from such customer of $292,500 as well as Studio Mouse's receivable of $56,800 was thus deemed uncollectible to the extent of the amount not provided by credit insurance. The Company had credit insurance for the customer covering approximately 50% of the bad debt. In April, the Company received $170,000 from its credit insurance provider for this claim.

Soundprints' selling, general, and administrative expenses for the year ended March 31, 2003 decreased by 2.9% to $1,736,853 compared to $1,788,599 for the year ended March 31, 2002. The amortization costs associated with fewer direct mail catalogs printed and mailed decreased by 40.7%, or $187,410, to $272,658 for the year ended March 31, 2003 versus the prior year cost of $460,068. Royalty expense decreased by $107,583 to $130,624 for the year ended March 31, 2003, a 45.2% decline. This decrease was primarily due to lower sales of Smithsonian licensed books and toys and greater sales of Mother Goose products which bears a 50% lower royalty than Smithsonian products.

Soundprints' decreased selling, general, and administrative expenses for the year ended March 31, 2003 were also partly offset by increased salary expenses due to new permanent and temporary employees, as well as increased legal and accounting costs. Also, Soundprints' bad debt expense for the year ended March 31, 2003 increased by $102,856, to $144,585, an increase of 246.5% versus the prior fiscal year principally due to the bankruptcy of Soundprints' largest international customer.

Studio Mouse's selling, general, and administrative expenses for the year ended March 31, 2003 were $268,386, or 22.8% of net sales.

INTEREST EXPENSE. The Company's interest expense (net) for the year ended March 31, 2003 was $118,281, an increase of $74,309 over the comparable prior year.

Soundprints' interest expense (net) for the year ended March 31, 2003 increased to $103,575 from $43,972, an increase of $59,604. The increase in interest expense for the year ended March 31, 2003 was primarily a result of the reduction in interest income from customer accounts and a result of increased borrowing.

Studio Mouse's interest expense was $13,820 for the year ended March 31, 2003.

ROYALTY INCOME/EXPENSE. The Company's royalty income (net) for the year ended March 31, 2003 decreased by $259,727 to an expense of $47,179 versus an income of $212,548 for the comparable prior fiscal year.

The significant change in royalty income was a result of several factors. Less income was generated from sub-rights licensing in the current fiscal year versus the prior fiscal year. The Company did not enter into any new sub-licensing contracts in the current fiscal year. Furthermore, the Company received less subrights income resulting from the sale of fewer titles to Scholastic Book Clubs and foreign translation rights to international customers. Lastly, part of the increase in royalty expenses is attributable to the timing in which these expenses occurred.

OTHER INCOME/EXPENSE. The Company's other income for the year ended March 31, 2003 was $67,641 versus $1,818 for the prior fiscal year. The gain primarily reflects a reduction of previous periods' liabilities. Such liabilities were outstanding and were deemed to be unclaimed by the Company's creditors.

GAIN/LOSS IN EQUITY INVESTMENT. For the year ended March 31, 2003, Soundprints' operations reflect no gain or loss attributable to its equity investment versus a gain of $41,315 for the comparable prior fiscal year as a result of the Company's change in equity position, which changed the accounting for the investment.


NET INCOME/LOSS. As a result of the items discussed above, the Company's net loss for the year ended March 31, 2003 was $314,706 compared to a net loss of $40,171 for the comparable prior fiscal year.


Impact of New Accounting Pronouncements
---------------------------------------

The Company is not aware of any recent accounting standards issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.



Liquidity and Capital Resources
-------------------------------

The Company continues to experience a working capital deficiency and negative cash flow as it has staffed up to support future sales growth to a level that it anticipates to achieve profitability. While the Company has made considerable progress since the 2001 recapitalization, it has been difficult to meet its financial obligations as they become due, barring the receipt of an asset based line of credit from a commercial lending institution. In the fiscal year ended March 31, 2002, the Company received two six month term loans of $475,000 and $300,000 from a local bank, both of which were paid back as of July 24, 2002.

For the fiscal year ended March 31, 2003 the Company borrowed $1,331,000 from two principal shareholder/officers. The Company used the funds to pay its vendors, to cover a significant bad debt, and to finance the spring 2003 backlog of $873,141. The Company's backlog on June 30, 2003 was $503,803. On March 3, 2003, the Company executed an engagement letter with Delta Capital Group, LLC to provide assistance in seeking and securing financing and exploring strategic options.

For the year ended March 31, 2003 one principal shareholder/officer was repaid $169,434 relating to pre-existing loans. Subsequent to March 31, 2003, this principal shareholder/officer was repaid $31,000 relating to pre-existing loans. As the company continues to source products with new vendors in order to lower its product costs, it has done so at unfavorable credit terms in order to secure lower pricing for its books and plush. These vendors require payment terms.

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

ITEM 7.  FINANCIAL STATEMENTS



                                Trudy Corporation

                                Financial Report

                                 March 31, 2003


                                    Contents


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 16




Balance Sheet                                                                17




Statement of Operations                                                      18




Statements of Shareholders' Equity (Deficit)                                 19




Statements of Cash Flows                                                     20




Notes to Financial Statements                                                21

                         Report of Independent Auditors


To The Stockholders
Trudy Corporation
Norwalk, Connecticut


We have audited the accompanying balance sheet of Trudy Corporation as of March 31, 2003, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 2003, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ABRAMS AND COMPANY, P. C.
Melville, NY
June 13, 2003

                                Trudy Corporation

                                  Balance Sheet
                                 March 31, 2003


                                                                 March 31, 2003
                                                                 --------------

Assets
Current assets:
Cash and cash equivalents                                               345,182
Accounts receivable, net                                              1,439,434


Inventories                                                           1,220,374


Prepaid expenses and other current assets                               261,641
                                                                 --------------
       Total current assets                                           3,266,632

Goodwill                                                                263,897
Equipment, net                                                          100,622
Royalty advances, net                                                    52,639
Organization costs, net                                                   3,524
Pre-publication costs and other assets, net                             344,597
                                                                 --------------
       Total assets                                                   4,031,911
                                                                 ==============

Liabilities and shareholders' equity
Current liabilities:
Notes payable - shareholder/officer and related party                   967,081
Accounts payable and accrued expenses                                 1,095,223

Royalties and commissions payable                                       173,893



Due to The Chart Studio (Pty) Ltd.                                       18,975
                                                                 --------------
       Total current liabilities                                      2,255,171

Long-term liabilities:
  Loan to The Chart Studio (Pty) Ltd.                                   302,717
  Notes payable to related parties                                    1,647,770
  Royalties payable                                                      30,741
                                                                 --------------
       Total long-term liabilities                                    1,981,228

                                                                 --------------
       Total liabilities                                              4,236,399
                                                                 ==============

Minority interest                                                        14,361

Shareholders' equity:
  Common stock: $.0001 par value                                         44,246

Additional paid-in capital                                            4,996,417
Accumulated equity / (deficit)                                       (5,259,512)


                                                                 --------------
       Total shareholders' equity                                      (218,849)
                                                                 --------------
       Total liabilities and shareholders' equity                     4,031,911
                                                                 ==============


The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                        Trudy Corporation and Subsidiary

                      Consolidated Statements of Operations
                   For the Twelve Months Ended March 31, 2003


                                                          Year Ended
                                                -------------------------------
                                                March 31, 2003   March 31, 2002
                                                --------------   --------------

Net Sales                                            4,405,006        3,392,808

Cost of Sales                                        2,633,099        1,827,946
                                                --------------   --------------
Gross Profit                                         1,771,907        1,564,862

Operating expenses:
  Selling, general and administrative                1,913,212        1,788,598

  Depreciation and amortization                         61,220           28,142
                                                --------------   --------------

(Loss) Income from operations                         (202,525)        (251,878)

Other income (expense)
  Interest, net                                       (118,281)         (43,972)
  Royalties, net                                       (47,179)         212,548
  Other income (expense)                                67,641            1,818
  Income from joint venture                                 --           41,315
  Minority interest income                             (14,361)              --

Total other income                                    (112,181)         211,708
                                                --------------   --------------
Net (loss) income                               $     (314,706)  $      (40,170)
                                                ==============   ==============

Basic and diluted net (loss) income per share   $         0.00   $        (0.00)
                                                ==============   ==============

Weighted average number of shares outstanding      442,460,249      442,460,249
                                                ==============   ==============


The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                                Trudy Corporation

                  Statements of Shareholders' (Deficit) Equity
                       Years ended March 31, 2003 and 2002


                                               Common Stock
                                    -----------------------------------  Additional Paid-in     Accumulated      Total Shareholders'
                                         Shares             Amount            Capital             Deficit         (Deficit) Equity
                                    ----------------   ----------------   ----------------    ----------------    ----------------
Balance at March 31, 2001                442,460,249             44,246          4,945,264          (4,904,636)             84,874

Proceeds from exercise of options                 --                 --                 --                  --                  --

Stock issued for compensation                     --                 --                 --                  --                  --

Stock issued for debt compromises                 --                 --                 --                  --                  --

Net loss                                          --                 --                 --             (40,170)            (40,170)


                                    ----------------   ----------------   ----------------    ----------------    ----------------
Balance at March 31, 2002                442,460,249             44,246          4,945,264          (4,944,806)             44,704

Contributed compensation                          --                 --             51,153                  --              51,153

Net loss                                          --                 --                               (314,706)           (314,706)

                                    ----------------   ----------------   ----------------    ----------------    ----------------
Balance at March 31, 2003                442,460,249             44,246          4,996,417          (5,259,512)           (218,849)
                                    ================   ================   ================    ================    ================

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                                Trudy Corporation and Subsidiary
                              Consolidated Statements of Cash Flows


                                                                         Years Ended March 31,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     ------------    ------------

Cash Flows From Operating Activities
Net loss                                                             $   (314,706)   $    (40,170)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                             60,554          28,141
  Amortization of pre-publication costs                                    25,471          39,417
  Amortization of organization costs                                          666
  Provision for losses on accounts receivable                             161,500          41,729
  Provision for slow moving inventory                                    (410,000)       (240,000)
  Income from joint venture                                                               (41,315)
  Minority interest                                                        14,361
  Imputed interest on long-term loan                                       13,820

Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                      (480,039)       (747,622)
  Decrease (Increase) in advances to Studio Mouse LLC                      31,445        (104,736)
  (Increase) in due to Chart Studio (Pty) Ltd.                            (50,276)        (31,445)
  Decrease (Increase) in inventories                                      359,777        (130,288)
  (Increase) Decrease in prepaid expenses and other current assets        (43,353)        339,776
  Increase in accounts payable and accrued expenses                       382,084          71,522
  (Decrease) in royalties and commissions payable                        (158,822)        (15,801)
                                                                     ------------    ------------
Net cash used by operating activities                                    (407,518)       (830,792)

Investing activities:
  Net assets acquired from Studio Mouse, including cash of $79,656         29,231              --
  Purchases of property and equipment                                     (13,264)        (92,012)
  Pre-publication and royalty advances, net                              (178,760)       (113,987)
  Investment in joint venture (prior to acquisition)                                      (25,000)
                                                                     ------------    ------------
Net cash used by investing activities                                    (162,793)       (230,999)

Financing activities:
  Proceeds from short-term debt                                                           300,000
  Proceeds from long term debt                                                            403,285
  Contibuted Compensation                                                  51,153
  Repayments of short-term debt                                          (300,000)
  Repayments to related parties                                          (169,434)
  Proceeds from related parties                                         1,331,000
                                                                     ------------    ------------
Net cash provided by financing activities                                 912,719         703,285
                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents                      342,408        (358,506)
Cash and cash equivalents at beginning of period                            2,774         394,851
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $    345,182    $     36,345
                                                                     ============    ============


Cash paid for interest                                               $     49,755    $     54,616
Cash paid for income taxes                                           $         --    $         --

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

1. Summary of Significant Accounting Policies Description of Business

Trudy Corporation and Subsidiary ("the Company") designs, manufactures and markets plush stuffed animals and publishes children's books and audiocassettes for sale to both retail and wholesale customers, both domestically and internationally. The Company's product is sold under the trade names of both Soundprints and Studio Mouse, LLC (the subsidiary).


Basis of Presentation

The Company, has incurred operating losses in the past four years, and has a deficiency in net assets. While the company experienced a decline in revenues from $2,476,252 in 2000 to $1,447,931 in 2001, revenues increased to $3,392,808 in 2002 and to $3,367,699 in the fiscal year ended March 31, 2003. The Company has been funded by a principal shareholder - officer and another shareholder and had been funded in 2000 by Futech Interactive Products, Inc.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, and upon a continued increase in revenues coupled with continuing license agreements and positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its principal shareholder/officer, albeit not at past levels, will be sufficient to allow the Company to continue in operation.


Principles of Consolidation

Investments in 20% to 50% owned equities are accounted for on the equity method. Ownership interests in excess of 50% are accounted for in consolidation.


Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.


Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Credit Risk

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


Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company reviews its inventory for obsolescence and provides for obsolescence when warranted.


Equipment

Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from five to seven years for machinery and equipment, and furniture and fixtures.


Fair Value of Financial Instruments

The Company has the following financial instruments: cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, notes payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair market value based on the market interest rates available to the Company for debt of similar risk and maturities.


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

Revenue

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. As the right of return exists for books and audiobooks, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," of SFAS 48, based on historical experience.

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


Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized or financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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


Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed using the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities, if any, using the if-converted method. The assumed exercise of stock options would not have an effect on earnings per share in either fiscal year 2003 or 2002.


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

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Additionally, the Statement requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS No. 145 as of July 1, 2002. The adoption of SFAS No. 145 did not have any impact on the Company's consolidated financial statements.

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.


Advertising

Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed the publication date of the new brochure or twelve months, whichever is less.

There was $15,388 in advertising expense for the year ended March 31, 2003 and $5,655 in advertising expense for the year ended March 31, 2002.


Reclassifications

Certain reclassifications were made to the 2003 financial statements to conform to those used in 2002.


2. Inventories

Inventories consist of the following:


        Raw Materials                              $    41,829
        Finished Goods                               1,178,545
                                                   -----------
        Inventory                                  $ 1,220,374
                                                   ===========


At March 31, 2002 the Company changed its estimate of obsolescence from two years to three years, in order to better reflect the Company's sales cycle and its purchasing policy. The change in estimate resulted in a decrease in the Company's net loss by approximately $240,000.

3. Equipment

Equipment consists of the following:

        Machinery and equipment                         $   26,830
        Furniture and fixtures                              59,171
        Computer Software and Hardware                     217,865
        Dies                                                 4,340
        Accumulated depreciation                          (207,584)
                                                        ----------
        Equipment                                       $  100,622
                                                        ==========


4. Goodwill

As a result in the change of ownership of Studio Mouse, LLC as of August 20, 2002, goodwill was recognized in the amount of $263,897. In accordance with FAS No142, Goodwill and Other Intangible Assets," the Company will not amortize goodwill, but will instead evaluate it for impairment on a periodic basis. As of March 31, 2003 the Company's management had determined that no such impairment had occurred.


5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

        Accounts payable                                $  988,854
        Payroll and related taxes                           43,800
        Other (Principally Interest)                        62,569
                                                        ----------
                                                        $1,095,223
                                                        ==========


6. Notes Payable to Related Parties and Other Related Party Transactions

Notes payable to related parties consist of the following:

       Various notes payable to the president/shareholder
       maturing at various dates from March 2003 to March
       2004. The notes bear interest at 2.50% per year
       payable monthly.                                            $  1,767,770

       Note payable to the president/shareholder maturing in
       August, 2003. The notes bear interest at 7.50% per
       year payable monthly.                                            302,050

       Notes payable to shareholders are due in FY 2003.
       The notes bear interest at 5% per year and interest is
       payable on the due dates of the notes.                           454,000

       Note Payable to third party.  Note is due in August 2007.        302,717

       For notes payable to landlord there is no stated
       interest rate. The president/shareholder, an outside
       board member and a former board member are the owners
       of the property                                             $     91,031
                                                                   ------------

       Less current portion                                             967,081
                                                                   ------------

       Total Long-term                                             $  1,950,487
                                                                   ============

7. Concentrations and Credit Risk

(a) Sales

Sales to two customers account for approximately 37.0% for the year ended March 31, 2003 and 12.9% for the prior fiscal year.

The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian"). Sales with the Smithsonian name approximated 29% of net sales in the year ended March 31, 2003 and 65% in the year ended march 31, 2002.

(b) Cost of Sales

The Company produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. In the fiscal year ended March 31, 2003, the Company purchased approximately $528,800 of its toys from three vendors in China, with one comprising 86% of purchases. The company purchased books amounting to approximately $1,298,500 from two vendors in China and Singapore with one comprising 49%, the other 51% of the Company's purchases. The Company has other qualified sources of supply from which it has purchased in the past.

The Company owns the design of each existing toy product (except for Smithsonian plush toys which are co-trademarked with the Smithsonian Institution) and actively manages the design of new products. The Company believes, and demonstrates, that production could quickly be transferred to other companies in China and Sri Lanka if production were not available from the vendor in China, or if more favorable pricing became available.

Books are purchased from a U.S. company which subcontracts production to various printers in the Far East. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally.


8. Income Taxes

The Company's provision for income taxes was $0 for the years ended March 31, 2003 and 2002.

The provision for income tax differs from the U.S. federal statutory rate as follows:

                                                          2003         2002
                                                       ----------   ----------

     Income tax benefit at statutory rate                     (39)%        (34)%
     Effect of graduated tax rates                              5%          19%
                                                       ----------   ----------
     Effective tax rate                                       (34)%        (15)%
     Valuation reserve for deferred tax asset                  34%          15%
                                                       ----------   ----------
     Income tax benefit                                         0%           0%
                                                       ==========   ==========

The deferred tax assets consist of the following:

        Net operating loss carryforwards                            $1,430,000
                                                                    ----------
        Total gross deferred tax assets                              1,430,000
        Less valuation allowance                                    (1,430,000)
                                                                    ----------
                                                                            --
                                                                    ==========

The Company has a net operating loss carryforwards approximating $4,408,000 and expires as follows:

       2004                                           $     27,000
       2005                                                157,000
       2006                                              1,246,000
       2007                                                324,000
       2008                                                258,000
       Thereafter                                        2,711,000
                                                      ------------
                                                      $  4,723,000
                                                      ============

The realization of the Company's deferred tax assets is dependent on future profits, which are not assured. Accordingly, a valuation allowance equal to the net deferred tax assets has been provided at March 31, 2002. The valuation allowance for deferred tax assets decreased by $137,000 and increased by $142,000 during the year ended March 31, 2001 and 2000, respectively, due to the establishment of valuation reserves against all net deferred tax assets.

9. Stock-Based Compensation

The Company has stock options outstanding under its 1987 Stock Option Plan ("the Plan"). No further options may be granted under the Plan. Existing options expire upon the earlier of employee termination or ten years from the date of grant. Options outstanding have exercise prices from $0.001 to $0.002 and have a weighted average remaining life of 53 months.

A summary of the Company's stock option activity and related information is as follows:
                                                                     Weighted-
                                                                     Average
                                                                     Exercise
                                                       Options        Price
                                                      ----------    ----------
      Outstanding at March 31, 2000                    8,015,000    $    0.001
      Exercised                                       (3,000,000)        0.001
      Forfeited                                         (920,000)        0.001
                                                      ----------    ----------
      Outstanding at March 31, 2002 and 2003
      There were no stock option activities in 2003    4,095,000    $    0.001
                                                      ==========    ==========

      Exercisable at end of year                       4,095,000
                                                      ==========

10. Benefit Plan

Effective January 1, 1999, the Company adopted a 401(k) Retirement Plan, which covers substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent on the first 3 percent of employee contributions. The Company made approximately $8,100 in matching contributions to the Plan in 2003, and the Company made approximately $5,000 in 2002.


11. Joint Venture

In the fiscal year ended March 31, 2002 Trudy Corporation signed an agreement with the Chart Studio (Pty.) Ltd., a privately held South African company, to form a joint venture. The new company, Studio Mouse LLC, was set up to maximize the combined intellectual assets of each company by creating new product formats utilizing a fresh approach to creating multimedia "books plus" products.

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

An operating agreement was executed which among other matters, provides that the participation by Chart Studio in the joint venture requires the approval of The Reserve Bank of South Africa. Applications to The Reserve Bank were denied.

On August 20, 2002, Trudy announced the restructuring of ownership of the joint venture and purchased Chart Studio's 50% equity ownership. Trudy and Chart Studio entered into a Memorandum of Understanding providing for changes in their business relationship as follows:

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


12. Commitments

(a) Commitments

The Company leases its building and other items under non-cancelable operating leases from a limited liability company owned by the Company's President, and shareholder, a former Director and Officer and a current Board member. Rent expense was approximately $56,000 and $76,000 for the years 2003 and 2002, respectively. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2003:

        2004                                            120,000
        2005                                            125,000
        2006                                            130,000
                                                     ----------
        Total minimum lease payments                 $  375,000
                                                     ==========

(b) Royalties

On April 30, 2002 the Company received an amendment from the Smithsonian extending the license term to September 30, 2007.

                      Period                           Amount
        ------------------------------------         ----------

        October 1, 2002 - September 30, 2003         $  115,000
        October 1, 2003 - September 30, 2004            120,000
        October 1, 2004 - September 30, 2005            125,000
        October 1, 2005 - September 30, 2006            130,000
        October 1, 2006 - September 30, 2007            135,000
                                                     ----------
                                                     $  625,000
                                                     ==========

(c) Contingency

On May 14, 2002 the Company was served with a complaint from the State of Connecticut Commission on Human Rights (CHRO). The complaint alleges unlawful discriminatory practices. On January 28, 2003 the (CHRO) released its jurisdiction over the complaint authorizing the complainant to commence a civil action against the Company. On March 18, 2003 the Company was served with a complaint, commencing a lawsuit in Connecticut Superior Court. The complaint alleges negligent infliction of emotional distress, promissory estoppel and negligent misrepresentation. Management and counsel believe that the complaint is without merit and that there will be no adverse impact on the financial statements.

13. Subsequent Event

On June 25, 2003 the Company issued the following press release.


TRUDY ANNOUNCES THE SIGNING OF A PUBLISHING LICENSE WITH DISNEY PUBLISHING WORLDWIDE

Norwalk, Connecticut, June ,25, 2003--Trudy Corporation (OTCBB:TRDY) announced today the signing of a license between Disney Publishing Worldwide and Studio Mouse LLC, a subsidiary of Trudy Corporation, to publish certain novelty book and audio CD formats for distribution within North America. The material to be published initially will be targeted to a preschool audience and contain early childhood developmental and educational content utilizing popular Disney characters. All Studio Mouse books featuring Disney characters will be sold at suggested retail prices of US$12.99 and above. The new titles will be available in North America in the fall of 2003.

Studio Mouse, LLC was established to maximize on Trudy's license with the Smithsonian Institution, Washington, DC, and its associated wealth of content, some of which is jointly owned by the Smithsonian and Trudy's publishing division, Soundprints. Studio Mouse repurposes appropriate content from these sources and creates or purchases under license new material for use in unique and inventive "edutainment" product formats which are sold into the retail market through such resellers as Wal-Mart, Costco, Borders, Barnes & Noble, and Books-a-Million.

Except for the historical information contained herein, the matters set forth in this press release are forward-looking statements within the meaning of "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only to the date hereof; Trudy Corporation disclaims any intent or obligation to update these forward-looking statements.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the names and ages of all the directors and the executive officer of the Registrant and the positions and offices held by such persons as of June 1, 2003

       Name                    Age      Position
       ----                    ---      --------

       William W. Burnham       60      Chairman of the Board of Directors,
                                        President, and Chief Executive Officer

       Alice B. Burnham         55      Director

       Peter D. Nalle           55      Director

       Fred M. Filoon           60      Director

       Ashley C. Andersen       30      Executive Vice President, Publisher,
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

Ashley Andersen began her career in publishing in 1989 with Plymouth Press, Vergennes, VT. After working in the field for several years as an editor, graphic artist and art director, she joined Trudy in March of 2000 as Associate Publisher. She was subsequently promoted to Publisher and again promoted to Executive Vice President. Ms. Andersen graduated from the University of Michigan.


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

Based solely on the Company's review of forms furnished to the Company, the Company believes that all filing requirements with respect to the year ended March 31, 2003 applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except that each of William Burnham, the Company's Chairman; Ashley Andersen, Executive Vice President, Publisher, and a Director; Fred Filoon, a Director; and Peter Nalle, a Director; failed to file a Form 4 on a timely basis for the common stock issued to them on December 6, 2002.


ITEM 10. EXECUTIVE COMPENSATION

During the year ended March 31, 2002 no employee of the Company received compensation exceeding $100,000. William W. Burnham, the President and Chief Executive Officer, received cash compensation totaling approximately $43,000 in the fiscal year ended March 31, 2003. Mr. Burnham elected to receive the balance of his salary, approximately $51,000, as common stock at a future date.

On June 26, 2002 William W. Burnham, President and CEO, gifted Ashley C. Andersen, Publisher, 2,000,000 shares of registered common stock. This was part of Ms. Andersen's bonus compensation and merit increase due on her promotion to Publisher.

Stock Options
-------------

On March 3, 1987, both the Board of Directors and shareholders of the Company adopted the 1987 Stock Option Plan (the "Plan"). The Plan provides that options granted hereunder are intended to qualify either as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Code") or non-qualified options. The plan provides that no options may be granted after the tenth anniversary of the plan's effective date.

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

As of March 31, 2003, 4,095,000 shares were subject to outstanding options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2003, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

--------------------------------------------------------------------------------

                                     Common Stock
Name                                 Beneficially Owned(1)      Percent of Class
--------------------------------------------------------------------------------

William W. Burnham(2)(3)                 100,386,000                  22.7%
--------------------------------------------------------------------------------

Alice B. Burnham(2)(3)                    72,770,000                  16.4%
--------------------------------------------------------------------------------

Fred M. Filoon (3)(4)                     13,750,000                   3.1%
--------------------------------------------------------------------------------

Peter D. Nalle (3)                        13,750,000                   3.1%
--------------------------------------------------------------------------------

Ashley C. Andersen (3)                    20,000,000                   4.5%
--------------------------------------------------------------------------------

John Sullivan (3)                         11,000,000                   2.5%
--------------------------------------------------------------------------------

All Directors and Officers as a
group (6 persons) (4)                    230,656,000                  52.3%

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

3g. The registrant filed a report on Form 8-K, dated April 8, 2002, disclosing that The Reserve Bank of South Africa disapproved its application to form a joint venture with Trudy Corporation in the name of Studio Mouse LLC, a Connecticut Limited Liability company. The application provided for ownership of Studio Mouse to be held 45% by Chart Studio, 45% by Trudy Corporation and the remaining 10% by employees of Chart Studio and Trudy.

     The press release disclosed that Chart Studio intended to resubmit this application, using counsel for RMB Corvest, the investment banking unit of RMB Bank, Johannesburg, which is a minority stockholder in Chart Studio.

3h. The registrant filed a report on Form 8-K, dated May 13, 2002, disclosing that Ashley C. Andersen had been elected to its Board of Directors. Ms. Andersen is the Publisher of Trudy Corporation and the President of Studio Mouse LLC, a joint venture company formed by Trudy Corporation and Chart Studio (Pty) Ltd., a privately held South African company.

     After working in the field for several years as an editor, graphic artist and art director, Ms. Andersen joined Trudy in March of 2000 as Associate Publisher. She was subsequently promoted to Publisher.

3i. The registrant filed a report on Form 8-K, dated August 30, 2002, disclosing the restructuring of the ownership of Studio Mouse, LLC. A memorandum of understanding was executed between the Registrant, Studio Mouse, LLC, The Chart Studio (Pty) Ltd., and Ashley C. Andersen, president of Studio Mouse and a director of the registrant. Under the terms of the memorandum of understanding, the registrant increased its ownership of Studio Mouse, LLC to 95% from 45%.

     An amendment was subsequently filed to include the financial statements of Studio Mouse, LLC.

3j. The registrant filed a report on Form 8-K, dated September 10, 2002, for the purpose of submitting a written certification by the Chief Executive Officer and Acting Chief Financial Officer of the Company's Report on Form 10-QSB for the quarter ended June 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

3k. The registrant filed a report on Form 8-K, dated December 23, 2002, for the purpose of submitting a written certification by the Chief Executive Officer and Acting Chief Financial Officer of the Company's Report on Form 10-QSB for the quarter ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

3l. The registrant filed a report on Form 8-K, dated June 27, 2003, disclosing that on June 25, 2003 its subsidiary, Studio Mouse, LLC, signed a publishing license with Disney Publishing Worldwide. The license provides for Studio Mouse to publish certain novelty book and audio CD formats for distribution within North America. The material to be published initially will be targeted to a preschool audience and contain early childhood developmental and educational content utilizing popular Disney characters. All Studio Mouse books featuring Disney characters will be sold at suggested retail prices of US$12.99 and above. The new titles will be available in North America in the fall of 2003.

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

Dated: July 15, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                Date
---------                                   -----                                ----
/s/ WILLIAM W. BURNHAM           Chairman of the Board,                      July 15, 2003
----------------------------     President and Chief Executive Officer
William W. Burnham               Acting Principal Financial Officer


/s/ ALICE B. BURNHAM             Director                                    July 15, 2003
----------------------------
Alice B. Burnham


/s/ PETER D. NALLE               Director                                    July 15, 2003
----------------------------
Peter D. Nalle


/s/ ASHLEY C. ANDERSEN           Director                                    July 15, 2003
----------------------------
Ashley C. Andersen

                                 CERTIFICATIONS



I, WILLIAM W. BURNHAM, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Trudy Corporation (the "Registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14 and 15d-14) for the Registrant and I have:

            (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

            (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (iii) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors:

            (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    July 15, 2003

                                              /s/ WILLIAM W. BURNHAM
                                              ----------------------------------
                                              William W. Burnham,
                                              Principal Executive Officer

I, WILLIAM W. BURNHAM, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Trudy Corporation (the "Registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14 and 15d-14) for the Registrant and I have:

            (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

            (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (iii) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors:

            (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    July 15, 2003


                                              /s/ WILLIAM W. BURNHAM
                                              ----------------------------------
                                              William W. Burnham,
                                              Acting Principal Financial Officer