Form 10QSB
period 2003-06-30
TRUDY CORP
filed 2003-08-29
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                       For the Quarter Ended June 30, 2003

                           Commission File No. 0-16056



                                TRUDY CORPORATION
                                 353 Main Avenue
                                Norwalk, CT 06851



                      Incorporated in the State of DELAWARE
                      Federal Identification No. 06-1007765


                            Telephone: (203) 846-2274

Trudy Corporation has filed all reports required to be filed by section 13 or 15
(d) of the Securities Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the past 90 days.


                              SHARES OUTSTANDING AT
                                 August 27, 2003
                Common Stock, $.001 par value: 442,460,249 shares

                                                                           PAGE
INDEX                                                                     NUMBER

            PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheet - June 30, 2003 (unaudited)                     3

    Consolidated Statements of Operations (unaudited) for the three months
            ended June 30, 2003 and June 30, 2002                              4

    Consolidated Statements of Cash Flows (unaudited) for the three months
            ended June 30, 2003 and June 30, 2002                              5

    Consolidated Statement of Shareholders' Deficit (unaudited) from
            April 1, 2003 through June 30, 2003                                6

    Notes to Financial Statements (unaudited)                                  7

Item 2. Management's Discussion and Analysis                                  14


            PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Changes in Securities                                                 19

Item 3. Defaults upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      19

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet

                                                                 June 30, 2003
                                                                --------------
                                                                    (Unaudited)
Assets

Current assets:

Cash and cash equivalents                                       $      171,603
Accounts receivable, net                                               839,885
Inventories                                                          1,092,473
Prepaid expenses and other current assets                              193,322
                                                                --------------
    Total current assets                                             2,297,283

Goodwill                                                               263,897
Equipment, net                                                          93,340
Royalty advances, net                                                   56,141
Organization costs, net                                                  3,253
Pre-publication costs and other assets, net                            448,173
                                                                --------------
    Total assets                                                $    3,162,087
                                                                ==============
Liabilities and shareholders' equity
Current liabilities:
Notes payable - shareholder/officer and related party           $      967,434
Accounts payable and accrued expenses                                  517,901
Royalties and commissions payable                                      131,089
                                                                --------------
    Total current liabilities                                        1,616,424

Long-term liabilities:
  Loan from The Chart Studio (Pty) Ltd.                                308,429
  Notes payable to related parties                                   1,635,350
  Royalties payable                                                     30,741
                                                                --------------
    Total long-term liabilities                                      1,974,520

                                                                --------------
    Total liabilities                                                3,590,944

Minority interest                                                       15,460

Shareholders' equity:
  Common stock: $.0001 par value:                                       44,246
  Authorized shares - 850,000,000
Issued and outstanding shares - 442,460,249
Additional paid-in capital                                           5,020,167
Accumulated equity / (deficit)                                      (5,508,730)
                                                                --------------
    Total shareholders' equity                                        (444,317)
                                                                --------------
    Total liabilities and shareholders' equity                  $    3,162,087
                                                                ==============


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                        Trudy Corporation and Subsidiary
                      Consolidated Statement of Operations


                                            Three Month Period ended June 30,
                                                2003              2002
                                            -------------     -------------
                                             (Unaudited)       (Unaudited)

Net Sales                                   $     709,734     $     595,204

Cost of Sales                                     457,334           347,280
                                            -------------     -------------
Gross Profit                                      252,400           247,924

Operating expenses:

  Selling, general and administrative             468,161           401,449
  Depreciation and amortization                    12,910            14,167
                                            -------------     -------------

Loss from operations                             (228,671)         (167,692)

Other income (expense)
  Interest, net                                   (27,453)          (11,659)
  Royalties, net                                    7,943            (7,921)
  Other income (expense)                               62               271
  Minority interest income                         (1,099)            2,521
                                            -------------     -------------
Net (loss) income                           $    (249,218)    $    (184,480)
                                            =============     =============

Net loss per share:
Basic and diluted                           $          --     $          --
                                            =============     =============

Weighted average shares:

Basic and diluted                             442,460,249       442,460,249
                                            =============     =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                                    Trudy Corporation and Subsidiary
                                  Consolidated Statements of Cash Flows


                                                                  For the Three Months Ended June 30,
                                                                  ----------------------------------
                                                                      2003                 2002
                                                                  -------------        -------------
                                                                   (Unaudited)      (Unaudited)
Cash Flows From Operating Activities
Net loss                                                          $    (249,218)       $    (184,480)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                           12,640               14,167
  Amortization of pre-publication costs                                  14,238                7,225
  Amortization of organization costs                                        271                   --
  Provision for losses on accounts receivable                          (190,000)                  --
  Provision for slow moving inventory                                    24,000               15,000
  Income from joint venture                                                  --               (2,521)
  Minority interest                                                       1,099                   --
  Imputed interest on long-term loan                                      5,712                   --

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                            789,549              423,577
  Decrease (Increase) in advances to Studio Mouse LLC                        --               (4,233)
  Decrease (Increase) in inventories                                    103,901              (37,063)
  Decrease in prepaid expenses and other current assets                  68,319               65,526
  (Decrease) in accounts payable and accrued expenses                  (596,295)            (149,353)
  (Decrease) in royalties and commissions payable                       (42,804)             (22,053)
                                                                  -------------        -------------
Net cash (used) by operating activities                                 (58,588)             125,792

Investing activities:
  Purchases of property and equipment                                    (5,358)             (10,070)
  Pre-publication and royalty advances                                 (121,318)             (24,227)
                                                                  -------------        -------------
Net cash used by investing activities                                  (126,676)             (34,297)

Financing activities:
  Proceeds from short-term debt                                                              (92,468)
  Contibuted compensation                                                23,750                   --
  Repayments to related parties                                         (27,420)                  --
  Proceeds from related parties                                          15,353                   --
                                                                  -------------        -------------
Net cash provided (used) by financing activities                         11,683              (92,468)
                                                                  -------------        -------------

Net (decrease) in cash and cash equivalents                            (173,580)                (973)
Cash and cash equivalents at beginning of period                        345,182                2,774
                                                                  -------------        -------------
Cash and cash equivalents at end of period                        $     171,602        $       1,801
                                                                  =============        =============

Cash paid for interest                                            $      10,103        $      11,306
Cash paid for income taxes                                        $          --        $          --

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                                                      Trudy Corporation
                                         Statement of Shareholders' (Deficit) Equity
                                          For the Three Months Ended June 30, 2003

                                         Common Stock
                             -----------------------------------   Additional Paid-in      Accumulated      Total Shareholders'
                                  Shares              Amount             Capital             Deficit         (Deficit) Equity
                             ---------------     ---------------     ---------------     ---------------     ---------------
Balance at March 31, 2003        442,460,249              44,246           4,996,417          (5,259,512)           (218,849)

Contributed compensation                  --                  --              23,750                  --              23,750

Net loss (unaudited)                      --                  --                  --            (249,218)           (249,218)

                             ---------------     ---------------     ---------------     ---------------     ---------------
Balance at June 30, 2003         442,460,249              44,246           5,020,167          (5,508,730)           (444,317)
                             ===============     ===============     ===============     ===============     ===============


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                        TRUDY CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     Description of Business and Basis of Presentation

Trudy Corporation and Subsidiary ("the Company") designs, manufactures and markets plush stuffed animals and publishes children's books and audiocassettes for sale to both retail and wholesale customers, both domestically and internationally. The Company's product is sold under the trade names of both Soundprints and Studio Mouse, LLC ("the Subsidiary").

During the quarter, Studio Mouse LLC, signed a license with Disney Publishing Worldwide to publish certain novelty book and audio CD formats for distribution within North America. The material to be published initially will be targeted to a preschool audience and contain early childhood developmental and educational content utilizing popular Disney characters. The new titles will be available in North America in the Fall of 2003.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2003.

The consolidated financial statements reflect the results of the Company's operating division Soundprints and its subsidiary, Studio Mouse, LLC. Trudy Corporation previously held a 45% ownership interest in Studio Mouse, LLC and accounted for such ownership using the equity method. However, due to a change in ownership of Studio Mouse, LLC effective August 20, 2002, the results of Studio Mouse, LLC are subsequently accounted for in consolidation. All material intercompany transactions have been eliminated. The Company's financial statements for the three months ended June 30, 2002 do not reflect the balances of Studio Mouse, LLC.

While the Company has incurred operating losses in the past four years and has a deficiency in net assets, working capital is positive at June 30, 2003. While the company experienced a significant decline in revenues from $2,476,252 in 2000 to $1,447,931 in 2001, 2002 revenues increased to $3,392,808 and 2003 revenues increased to $4,405,006. The Company has been funded by a principal shareholder - officer and another shareholder and had been funded in 2000 by Futech Interactive Products, Inc.

The Company's ultimate ability to continue as a going concern is dependent upon an increase in revenues, upon continuing licensing support from the Smithsonian

Institution and from Disney Publishing Worldwide, from positive cash flow and from the receipt of an asset-based line of credit (see note 7, Subsequent Events).


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

Accounts Receivable

The Company transacts business on a credit basis with its customers. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks The Company also obtains credit insurance on customers when it is deemed warranted.

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company reviews its inventory for obsolescence and provides for obsolescence when the inventory is deemed to be unsaleable.

Equipment

Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which range from three to seven years for machinery and equipment and furniture and fixtures.

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

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities using the if-converted method. Any dilution caused by the assumed exercise of stock options would not have an effect on earnings per share in either fiscal year 2004 or 2003.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

Advertising

Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed the publication date of the new brochure or twelve months, whichever is less.

Advertising expense for the quarter ended June 30, 2003 was $9,000 versus no advertising expense for the prior year comparable quarter.

3.  Inventories

Inventories consist of the following:


      Raw Materials           $    39,748
      Finished Goods            1,052,725
                              -----------
      Inventory Value         $ 1,092,473
                              ===========


4.   Goodwill

As a result in the change of ownership of Studio Mouse, LLC as of August 20, 2002, goodwill was recognized in the amount of $263,897. In accordance with FAS No. 142, "Goodwill and Other Intangible Assets," the Company will not amortize goodwill, but will instead evaluate it for impairment on a periodic basis. As of June 30, 2003, the Company's management had determined that no such impairment had occurred.


5. Income Taxes

The Company has net operating loss carryforwards, on a fiscal year basis, approximating $4,723,000, which expire as follows:

     2004                      $    27,000
     2005                          157,000
     2006                        1,246,000
     2007                          324,000
     2008                          258,000
     There after                 2,480,000
                               -----------
                               $ 4,723,000
                               ===========

The net operating loss benefits could be reduced if there is a "382 Change of Ownership".


7. Subsequent Events

On July 16, 2003 the Company received a letter from Westport National Bank, Westport, Connecticut, outlining a proposal offering the Company an asset-based revolving line of credit and term loan. Discussions are proceeding and it is anticipated that such a credit line will be in effect by September, 2003.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

NET SALES. The Company's net sales for the quarter ended June 30, 2003 were $709,734 compared to $595,204 for the prior year's quarter ended June 30, 2002, an increase of $114,531 or 19.2%. Of this figure $501,725 in net sales are attributed to the Company's Soundprints division, compared to Soundprints net sales of $595,204 for the prior year's quarter ended June 30, 2002, a decrease of $93,479 or 15.7%. For Studio Mouse, LLC, the Company's subsidiary, net sales for the quarter ended June 30, 2003 were $224,869.

For Soundprints, the decrease in net sales for the quarter ended June 30, 2003 was primarily a result of a change in timing of promotional sales to the book retail division as well as a modest decrease in the toy and gift and museums, zoos and aquariums channels. Additionally, through the Company's subsidiary, Studio Mouse, LLC, the Company has made a larger effort to gain market share in the mass market division. As a result of this effort and increased international, library distributor and book fair sales, the Company's sales for the quarter ended June 30, 2003 increased 19.2%

Soundprints' direct mail catalog to consumers, schools and libraries was restructured for the fall 2002 catalog season. Soundprints mailed 69.3% fewer catalogs to these divisional customers in a planned effort to creatively restructure the catalog and mail more strategically to a better-targeted audience. As a result of this initiative, sales to these customers for the quarter ended June 30, 2003 decreased by 31.0% to $29,537 versus last year's comparable quarter sales of $42,787. However, the profitability of the program increased based upon lower mailing costs and higher response rates. Additionally, total sales driven by the library edition of the direct mail catalog mailed to the school and library and educational distributor market increased 128.5% for the quarter ending June 30, 2003 versus the same quarter in the prior year from $30,412 to $69,503.

COST OF SALES. The Company's cost of sales for the quarter ended June 30, 2003 increased $110,054 from $347,280 in the prior year quarter to $457,334 in the current fiscal year, an increase of 31.7%. Soundprints' cost of sales for the quarter ended June 30, 2003 decreased $46,288 to $300,992 from $347,280 for the comparable prior year quarter. The decrease in cost of sales was primarily a result of the $93,479 decrease in net sales. While warehouse and editorial salary expenses increased versus the prior year quarter, the increase was primarily offset by a decrease in miscellaneous assembly material expenses.

As a percent of net sales, Soundprints' cost of sales for the quarter ended June 30, 2003 was 60.0% as compared to 58.3% for the comparable quarter a year ago. On a variable cost of sales basis excluding fixed charges such as packaging, product development, shipping salaries, amortization of design costs, and miscellaneous warehouse overhead costs, cost of goods sold decreased from 33.5% of net sales in the quarter ended June 30, 2002 to 32.1% for the quarter ended June 30, 2003. The improvement was the result of sales increases to Soundprints' catalogs and fulfillment divisions, which have a higher gross profit margin.

GROSS PROFIT. For the quarter ended June 30, 2003, the Company's gross profit increased 1.8% versus the prior year's comparable quarter to $252,400 from $247,924. Gross margin for the quarter ended June 30, 2003 was 35.6% versus 41.7% for the quarter ended June 30, 2002.

For Soundprints, a 15.7% decrease in net sales for the quarter ended June 30, 2003 resulted in a gross profit of $200,733, a decrease of $47,191 or 19.0% versus the prior year's comparable quarter. While most of the decrease in gross profit can be explained by a decrease in sales, Soundprints decreased inventory for additional inventory obsolescence by $15,000 in the quarter ended June 30, 2002, vs. $24,000 for the quarter ended June, 2003. The gross profit declined from 41.7% for the prior year quarter, to 40.0% for the current quarter ended June 30, 2003.

SELLING, GENERAL, AND ADMINISTRATIVE. The Company's selling, general, and administrative costs increased 16.6% from $401,449 from the prior year quarter to $468,161 for the quarter ended June 30, 2003.

Soundprints' selling, general, and administrative expenses for the quarter ended June 30, 2003 increased by $15,502 to $416,951 compared to $401,449 for the quarter ended June 30, 2003.

Both temporary and medium-term consultant fees attributable to current staffing requirements and financial audit compliance costs led to an increase of $10,600 in accounting services expenses compared to last year's comparable quarter. Due to the retention of an investment advisory firm, Soundprints' other outside service expenses increased $11,000 in the quarter ended June 30, 2003, versus the prior year's comparable quarter. Furthermore, increased medical and dental costs due to plan increases and greater employee participation increased medical and dental costs by 135.9% for the quarter ended June 30, 2003 versus last year's quarter ended June 30, 2002.

Soundprints' executive travel and entertainment expenditures for the quarter ended June 30, 2003 declined 39.5% to $7,304 versus last year's comparable quarter. However, this decrease was offset by a $7,796 increase in Soundprints' exhibits and shows expenditures for the quarter ended June 30, 2003 versus the prior year's quarter.

Soundprints' royalty expenses decreased by $16,940 to $18,369 for the quarter ended June 30, 2003 from $35,309 for the quarter ended June 30, 2002 due to greater sales of royalty-free products, such as products distributed by Soundprints on behalf of Studio Mouse. Soundprints' catalog expense for the quarter ended June 30, 2003 also decreased by 31.74% versus last year's comparable quarter to $59,913 as a result of a lower-volume fall 2002 direct mail catalog mailing.

INTEREST INCOME/EXPENSE. The Company's interest expense (net) for the quarter ended June 30, 2003 was $27,453, an increase of $15,794 over the comparable prior year quarter. The increase in interest expense for the quarter ended December 31, 2002 was primarily a result of the reduction in interest income from customer accounts and a result of increased borrowing.

ROYALTY INCOME/EXPENSE. The Company's royalty income (net) for the quarter ended June 30, 2003 increased by $15,864 to $7,943 versus a loss of $7,921 for the comparable period last year.

For the current quarter, Soundprints' royalty income (net) of $23,004 increased by $30,925 versus the June Quarter, 2002 royalty income of a loss of $7,921.

GAIN/LOSS IN EQUITY INVESTMENT. For the quarter ended June 30, 2003 Soundprints' operations reflect no gain or loss attributable to its equity investment versus a gain of $2,521 for the comparable period a year ago as a result of the Company's change in equity position, which changed the accounting for the investment.

NET LOSS. As a result of the items discussed above, the Company's net loss for the quarter ended June 30, 2003 was $249,218 compared to a net loss of $184,480 for the comparable prior year quarter.

For Soundprints, the previously-discussed items result in a loss of $226,676 for the quarter ended June 30, 2003, versus a loss of $184,480 for the quarter ended June 30, 2002.

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

Inventory

The company reviews its inventory for obsolescence and provides for obsolescence when the inventory becomes unsaleable over a reasonable time.

Liquidity and Capital Resources
-------------------------------

While the Company's working capital is positive at June 30, 2003, it still experienced a decrease in cash. An increase in prepublication costs led to a significant use of cash for investing activities as of June 30, 2003 and inventories remain high in an effort to service customer requests. The Company continues to increase its staff in order to support future sales growth to a level that it anticipates to achieve profitability. While the Company has made considerable progress since the 2001 recapitalization, it has been difficult to meet its financial obligations as they become due, barring the receipt of an asset based line of credit from a commercial lending institution. The Company did not increase its borrowings for the quarter ended June 30, 2003.

As of July 31, 2003 the Company's backlog was $1,805,000.

During the June Quarter, 2003 the principal shareholder/officer was repaid $12,000 relating to pre-existing loans.

As the company continues to source products with new vendors in order to lower its product costs, it has done so at unfavorable credit terms in order to secure lower pricing for its books and plush.

The Company's ultimate ability to continue as a going concern is dependent upon an increase in revenues, upon continuing licensing support from the Smithsonian Institution and from Disney Publishing Worldwide, from positive cash flow and from the receipt of an asset-based line of credit (see note 7, Subsequent Events).

Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2003 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

3m. The registrant filed a report on Form 8-K, dated June 27, 2003, disclosing that on June 25, 2003 its subsidiary, Studio Mouse, LLC, signed a publishing license with Disney Publishing Worldwide.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRUDY CORPORATION
                             (REGISTRANT)

Date: August 27, 2003         By: /s/ WILLIAM W. BURNHAM
                                  --------------------------------
                                  William W. Burnham,
                                  Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, WILLIAM W. BURNHAM, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trudy Corporation (the "Registrant");

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14 and 15d-14) for the Registrant and I have:


      (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (iii) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors:


      (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 27, 2003


                                    /s/ WILLIAM W. BURNHAM
                                    ------------------------------------
                                    William W. Burnham,
                                    Principal Executive Officer

I, WILLIAM W. BURNHAM, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trudy Corporation (the "Registrant");

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14 and 15d-14) for the Registrant and I have:

      (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (iii) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors:

      (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 27, 2003


                                    /s/ WILLIAM W. BURNHAM
                                    ----------------------------------
                                    William W. Burnham,
                                    Acting Principal Financial Officer