Form 10QSB
period 2003-09-30
TRUDY CORP
filed 2003-12-16
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                    For the Quarter Ended September 30, 2003

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


                              SHARES OUTSTANDING AT
                                December 16, 2003
                Common Stock, $.001 par value: 442,460,249 shares

INDEX                                                                           PAGE NUMBER
-----                                                                           -----------

                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
      Consolidated Balance Sheet - September 30, 2003 (unaudited)                    3

      Consolidated Statements of Operations (unaudited) for the six months
                  ended September 30, 2003 and September 30, 2002                    4
      Consolidated Statements of Cash Flows (unaudited) for the six months
                  ended September 30, 2003 and September 30, 2002                    5

      Consolidated Statement of Shareholders' Deficit (unaudited) from
                  April 1, 2003 through September 30, 2003                           6

      Notes to Financial Statements (unaudited)                                      7

Item 2. Management's Discussion and Analysis                                        14


                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                           20

Item 2. Changes in Securities                                                       20

Item 3. Defaults upon Senior Securities                                             20

Item 4. Submission of Matters to a Vote of Security Holders                         20

Item 5. Other Information                                                           20

Item 6. Exhibits and Reports on Form 8-K                                            20

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet

                                                            September 30, 2003
                                                            ------------------
                                                                (Unaudited)

Assets
Current assets:
Cash and cash equivalents                                   $          108,498
Accounts receivable, net                                             1,188,462
Inventories                                                          1,216,711
Prepaid expenses and other current assets                              296,045
                                                            ------------------
Total current assets                                                 2,809,716

Goodwill                                                               263,897
Equipment, net                                                          66,864
Royalty advances, net                                                   69,430
Organization costs, net                                                  2,982
Pre-publication costs and other assets, net                            382,177
                                                            ------------------
Total assets                                                $        3,595,066
                                                            ==================

Liabilities and shareholders' deficiency
Current liabilities:
Notes payable - shareholder / officer and related parties   $        1,214,824
Accounts payable and accrued expenses                                  959,363
Royalties and commissions payable                                      200,375
Due to The Chart Studio (Pty) Ltd.                                      10,950
                                                            ------------------
Total current liabilities                                            2,385,512

Long-term liabilities:
Due to The Chart Studio (Pty) Ltd.                                     314,248
Notes payable - shareholder / officer and related parties            1,617,084
Royalties payable                                                       15,371
                                                            ------------------
                                                                     1,946,703

                                                            ------------------
Total liabilities                                                    4,332,215

Minority interest                                                       13,834

Commitments and Contingencies

Shareholders' deficiency:
Common stock: $.0001 par value
850,000,000 shares authorized
442,460,249 shares issued and outstanding                               44,246
Additional paid-in capital                                           5,048,918
Accumulated deficit                                                 (5,844,147)
                                                            ------------------
Total shareholders' deficiency                                        (750,983)
                                                            ------------------
Total liabilities and shareholders' deficiency              $        3,595,066
                                                            ==================

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                                      Trudy Corporation and Subsidiary
                                    Consolidated Statement of Operations


                                                Three Month Period                   Six Month Period
                                                Ended September 30,                 Ended September 30,
                                         --------------------------------    --------------------------------
                                              2003              2002              2003              2002
                                         --------------    --------------    --------------    --------------
                                           (unaudited)       (unaudited)       (unaudited)       (unaudited)

Net Sales                                $      995,186    $      963,934    $    1,704,920    $    1,559,138

Cost of Sales                                   689,541           772,884         1,146,875         1,120,164
                                         --------------    --------------    --------------    --------------

Gross Profit                                    305,645           191,050           558,045           438,974

Operating expenses:
   Selling, general and administrative          656,280           428,449         1,124,441           829,898
   Depreciation and amortization                 36,123            14,966            49,033            29,133
                                         --------------    --------------    --------------    --------------

Loss from operations                           (386,758)         (252,365)         (615,429)         (420,057)

Other income (expense)
   Interest, net                                 47,753           (30,714)           20,300           (42,373)
   Royalties, net                                 2,579           (11,154)           10,522           (19,075)
   Other income (expense)                          (617)            4,740              (555)            5,011
   Loss in equity investment                         --            (2,521)               --                --
                                         --------------    --------------    --------------    --------------
Net loss before minority interest              (337,043)         (292,014)         (585,162)         (476,494)

   Minority interest                              1,626            (2,420)              527            (2,420)
                                         --------------    --------------    --------------    --------------
Net loss                                 $     (335,417)   $     (294,434)   $     (584,635)   $     (478,914)
                                         ==============    ==============    ==============    ==============

Net loss per share:
   Basic and diluted                     $        (0.00)   $        (0.00)   $        (0.00)   $        (0.00)
                                         ==============    ==============    ==============    ==============

Weighted avereage shares:
   Basic and diluted                        442,460,249       442,460,249       442,460,249       442,460,249
                                         ==============    ==============    ==============    ==============


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                                      Trudy Corporation and Subsidiary
                                    Consolidated Statements of Cash Flows


                                                                      For the Six Months Ended September 30,
                                                                      --------------------------------------
                                                                           2003                    2002
                                                                      --------------          --------------
                                                                        (Unaudited)             (Unaudited)

Cash Flows From Operating Activities
Net loss                                                              $     (584,635)         $     (478,914)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                               48,491                  29,133
   Amortization of pre-publication costs                                      27,506                  16,246
   Amortization of organization costs                                            542                     124
   Provision for losses on accounts receivable                              (153,500)                     --
   Provision for slow moving inventory                                        18,000                  70,662
   Minority interest                                                            (527)                     --
   Contributed compensation                                                   52,501                      --
   Imputed interest on long-term loan                                         11,531                      --

Changes in operating assets and liabilities:
   Decrease in accounts receivable                                           404,473                 348,815
   (Increase) in advances to Studio Mouse LLC                                     --                  (6,081)
   (Decrease) in due to Chart Studio (Pty) Ltd.                               (8,025)                 (1,050)
   (Increase) in inventories                                                 (14,337)               (276,457)
   (Increase) in prepaid expenses and other current assets                   (34,404)                (67,780)
   (Decrease) Increase in accounts payable and accrued expenses             (135,858)                284,302
   Increase (Decrease) in royalties and commissions payable                   11,110                 (85,923)
                                                                      --------------          --------------
Net cash used by operating activities                                       (357,132)               (166,923)

Investing activities:
   Purchases of property and equipment                                       (14,732)                 (1,027)
   Pre-publication costs and royalty advances                                (81,877)                (81,833)
                                                                      --------------          --------------
Net cash used by investing activities                                        (96,609)                (82,860)

Financing activities:
   Proceeds from short-term debt                                                  --                (300,000)
   Repayments of short-term debt                                                  --                 (35,381)
   Repayments to related parties                                             (30,913)                     --
   Proceeds from related parties                                             247,970                 690,000
                                                                      --------------          --------------
Net cash provided by financing activities                                    217,057                 354,619
                                                                      --------------          --------------

Net (decrease) increase in cash and cash equivalents                        (236,684)                104,836
Cash and cash equivalents at beginning of period                             345,182                   2,774
                                                                      --------------          --------------
Cash and cash equivalents at end of period                            $      108,498          $      107,610
                                                                      ==============          ==============



Cash paid for interest                                                $       31,357          $       21,472
Cash paid for income taxes                                            $           --          $           --


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                               Trudy Corporation
                     Statement of Shareholders' Deficiency
                  For the Six Months Ended September 30, 2003

                                                                                            Total
                                       Common Stock          Additional                  Shareholders'
                                -------------------------     Paid-in     Accumulated     (Deficit)
                                  Shares        Amount        Capital       Deficit        Equity
                                -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2003       442,460,249   $    44,246   $ 4,996,417   $(5,259,512)   $  (218,849)

Contributed compensation                 --            --        23,750            --         23,750

Net loss (unaudited)                     --            --            --      (249,218)      (249,218)

                                -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2003        442,460,249        44,246     5,020,167    (5,508,730)      (444,317)

Contributed compensation                 --            --        28,751            --         28,751

Net loss (unaudited)                     --            --            --      (335,417)      (335,417)

                                -----------   -----------   -----------   -----------    -----------
Balance at September 30, 2003   442,460,249   $    44,246   $ 5,048,918   $(5,844,147)   $  (750,983)
                                ===========   ===========   ===========   ===========    ===========

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                        TRUDY CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Description of Business and Basis of Presentation

Trudy Corporation and its subsidiary, Studio Mouse, LLC (the "Subsidiary") (Trudy Corporation and the Subsidiary referred to collectively as the "Company"), designs, manufactures and markets plush stuffed animals and publishes children's books and audiobooks for sale to both retail and wholesale customers, both domestically and internationally. The Company's product is sold under the trade names of both Soundprints and Studio Mouse.

During the previous quarter, the Subsidiary signed a non-exclusive license with Disney Licensed Publishing (hereafter referred to as "Disney"), an imprint of Disney Children's Book Group, LLC to publish certain novelty book and audio CD formats for distribution within North America. The material to be published initially will be targeted to a preschool audience and contain early childhood developmental and educational content utilizing certain Disney characters. The new titles were available in North America in September 2003.

On August 23, 2002 Trudy announced the restructuring of the ownership of its Subsidiary. Trudy and Chart Studio Publishing (Pty.) LTD, Gauteng, South Africa, previously announced their plan for ownership of the venture to be structured 45% by Trudy, 45% by Chart Studio and the remaining 10% by employees of Chart Studio and Trudy. However, the Reserve Bank of South Africa had disapproved Chart Studio's second application for equity participation in Studio Mouse. Accordingly, Trudy and Chart Studio entered into a Memorandum of Understanding providing for changes in their business relationship as follows:


o Studio Mouse has become a subsidiary of Trudy, 95% owned by Trudy and 5% owned by Ashley C. Andersen, President of Studio Mouse and Publisher of Trudy.

o Chart Studio's contingent equity (see next paragraph) will be converted into a long term loan from Chart Studio to Studio Mouse in the amount of approximately $420,000.

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

While the Company has incurred operating losses in the past four years and has a deficiency in net assets, working capital is positive at September 30, 2003. While the Company experienced a significant decline in revenues from $2,476,252 in 2000 to $1,447,931 in 2001, 2002 revenues increased to $3,392,808 and 2003 revenues again increased to $4,405,006. The Company was funded in 2000 by Futech Interactive Products, Inc., and has been funded since then by two principal shareholders, one of whom is the Chief Executive Officer of the Company. The Company received an asset-based line of credit and a term loan from its bank in December, 2003. See Note 6 to the Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2003.

The consolidated financial statements reflect the results of the Company's operating division Soundprints and its Subsidiary. Trudy Corporation previously held a 45% ownership interest in the Subsidiary and accounted for such ownership using the equity method. However, due to the change in ownership of the Subsidiary, effective August 20, 2002, the results of the Subsidiary are subsequently accounted for in consolidation. All material intercompany transactions have been eliminated for reporting purposes. For the sake of certain relevant discussions, the management discussion and analysis section may make reference to figures including intercompany transactions only where noted.

The Company's ultimate ability to continue as a going concern is dependent upon a continued increase in sales of higher margin product, upon continuing positive market reception to its products, from positive cash flow and the maintenance of its new asset-based line of credit and term loan.


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

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company reviews its inventory for obsolescence and provides for obsolescence when the inventory is deemed to be unsaleable over a reasonable time.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets acquired after June 30, 2001 are no longer amortized. Instead, such assets are tested for impairment. The adoption of SFAS No. 142 may have a significant impact on the Company's future financial statements.

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

Advertising expense for the quarter ended September 30, 2003 was $5,600 versus a net return of $5,000 on advertising expense for the prior year's comparable quarter. Advertising expense for the six month period ended September 30, 2003 was $14,600 versus a net return of $5,000 on advertising expense for the prior year's comparable period.


3.   Inventories

Inventories consist of the following:


         Raw Materials                      $      42,443
         Finished Goods                         1,174,268
                                            -------------
         Inventory Value                    $   1,216,711
                                            =============


4.   Goodwill

As a result in the change of ownership of Studio Mouse, LLC as of August 20, 2002, goodwill was recognized in the amount of $263,897. In accordance with FAS No. 142, "Goodwill and Other Intangible Assets," the Company will not amortize goodwill, but will instead evaluate it for impairment on a periodic basis. As of September 30, 2003, the Company's management had determined that no such impairment had occurred.

5.   Income Taxes

The Company has net operating loss carryforwards, on a fiscal year basis, approximating $5,308,000, which expire as follows:

       2004                             $     27,000
       2005                                  157,000
       2006                                1,246,000
       2007                                  324,000
       2008                                  258,000
       There after                         3,296,000
                                        ------------
                                        $  5,308,000
                                        ============


Because of the current uncertainty of realizing benefits of the tax carryforward, a valuation allowance, all related to the net operating loss carryforward, equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

The net operating loss benefits could be reduced if there is a "382 Change of Ownership".


6.   Subsequent Events

In December, 2003, the Company received notice from its bank that an asset-based revolving credit line, secured by the business assets of Trudy Corporation, was approved in the amount of $750,000. A $300,000 term loan was also approved, collateralized by the office and warehouse facility under lease to the Company and owned by Noreast Management, a related party.

On October 31, 2003 and December 5, 2003, the Company received loans from a principal shareholder/officer in the amount of $367,000 to cover inventory purchases for the holiday season. Of this amount, $267,000 of these loans will be transferred to the credit line.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

NET SALES. The Company's gross sales for the quarter ended September 30, 2003 were $1,214,765 compared to gross sales of $1,056,172 for the prior year's quarter ended September 30, 2002, an increase of 158,593, or 15.0%. Net sales for the quarter ended September 30, 2003 also increased versus the prior year quarter from $963,934 to $995,186, an increase of 3.2%. While net sales increased, there were product returns of $219,579 during the three months ended September 30, 2003, principally from two sales to the warehouse clubs in the last quarter of the fiscal year ended March 31, 2003. Factoring in these returns, net sales for the quarter still rose $31,252 or 3.2%. Product returns received during the six months ended September 30, 2003 from product sales during the 12 months ended March 31, 2003 were approximately 9.1% of the Fiscal 2003 revenues, or $402,405.

Over the past two years the Company has made a concerted effort to increase sales to large retailers, mass merchandisers, and distributors who sell to, among other locations, the warehouse clubs. While sales to these larger customers can be substantial, non-proprietary sales to these vendors carry the right of return. The Company considers returns to be a reasonable cost of doing business to gain access to a larger buying segment.

The Company's net sales for the six month period ended September 30, 2003 increased $145,782 to $1,704,920 versus $1,559,138 in the prior fiscal year period, an increase of 9.4%. Gross sales for the six month period ended September 30, 2003 were $2,107,325 versus $1,737,009 for the prior year's comparable period, an increase of 21.3%. The increase was largely due to the initial shipments to support Planograms in Target, Wal-Mart and other major mass market retailers of new product developed under license from Disney Publishing Worldwide. Planograms are display shelving in stores that are owned by a distributor. Often times store management and the store's distributor make decisions regarding product purchasing and placement in, and product rotation through the displays.


COST OF SALES. The Company's cost of sales, net of returns, for the quarter ended September 30, 2003 decreased $83,343 from $772,884 in the prior year quarter to $689,541 in the current fiscal year, a decrease of 10.8%. As a percent of net sales, the Company's cost of sales decreased from 80.2% in the prior year's comparable quarter to 69.3% for the fiscal quarter ended September 30, 2003.

The Company's continued push to reduce direct product costs through improved product purchasing showed strong results in the current fiscal quarter. However, the short development time to create new Disney product following the license execution in June 2003 impacted direct product costs. For example, an estimated $65,000 in air freight to ship Disney licensed products from the Company's printing plants in China was necessary to meet August planogram due dates for major retailers in the United States.

The Disney and other new publishing initiatives required the Company to increase its editorial expenses. Accordingly, editorial salary costs and subcontracted design expenses increased 78.6% in the quarter ended September 30, 2003 to $48,600 from $26,000 from the prior year's comparable period.

The Company's cost of sales for the six-month period ended September 30, 2003 increased $26,711 or 2.4% from $1,120,164 in the comparable prior year period to $1,146,875 in the current fiscal year. As a percentage of net sales, cost of sales decreased from 71.8% of net sales for the prior year's comparable six month period to 67.3% in the current fiscal year to date period. Here again, a continued push to reduce direct product costs through improved product purchasing improved the year to date results versus last year's comparable six month period.

GROSS PROFIT. For the quarter ended September 30, 2003, the Company's gross profit increased 60.0% versus the prior year's comparable quarter to $305,645 from $191,050. Gross margin for the quarter ended September 30, 2003 was 30.7% versus 19.8% for the quarter ended September 30, 2002. The increase in gross profit came as a result of improved toy, book and packaging costs achieved on orders to major non-returnable specialty retailers and improved purchasing costs from printers as a result of larger print runs.

For the six month period ended September 30, 2003, gross profit increased $119,071 to $558,045 in the current year period from $438,974 for the prior comparable year period, an increase of 27.1%. Gross margin for the six month period ended September 30, 2003 increased to 32.7% from 28.2% for the six month period ended September 30, 2002.


SELLING, GENERAL, AND ADMINISTRATIVE. The Company's selling, general, and administrative costs increased 53.2% from $428,449 from the prior year quarter to $656,280 for the quarter ended September 30, 2003.

Royalty expenses for the current quarter increased 157% to $130,600 versus $50,800 for the comparable prior year period. Higher royalty costs associated with the Disney license and the resulting change in the mix of royalty sales led to the increase.

The Company's catalog mailing to consumers, schools and libraries increased 100% in the number of catalogs mailed versus a year ago resulting in an increase in catalog production and postage expenses of $40,000 or 65.2% in the current quarter versus the prior year's comparable quarter. Unfortunately early results suggest the mailing requires further revisions as it is not expected that it will be profitable. Furthermore, the Company took a $36,500 charge in the current quarter, a $25,000 increase over the prior year's quarter, to reserve for potential bad debt. The reserve was increased in order to be conservative and was due to the anticipated increase in accounts receivable and number of customers.

After deferring executive compensation increases for approximately one year, salaries for Company management were adjusted to approximate industry averages. Raises and bonuses were put into effect or awarded on September 1, 2003 resulting in an increase of $23,000 in executive compensation for the period ended September 30, 2003 versus the prior year's comparable period. The Company's new medical and dental plan costs increased approximately 32.9% for the quarter ended September 30, 2003 versus the prior year's comparable quarter resulting from an average 10% premium plan increase and added participants in the plan. Offsetting increases in executive salaries and benefits were decreases in accounting, legal, and telephone expenses for the quarter ended September 30, 2003. Furthermore, Company expenditures for trade show expenses declined $22,500 to $6,600 in the current fiscal year quarter versus $29,000 in the prior year quarter ended September 30, 2003.

The Company's selling, general and administrative expenses increased 35.5% or $294,543 to $1,124,441 for the six months ended September 30, 2003 from $829,898 for the comparable period in 2002. A large majority of the increases for this six-month period came in the three-month period ended September 30, 2003, and were attributable to the factors explained above.

INTEREST INCOME/EXPENSE. The Company's interest income and expense (net) for the quarter ended September 30, 2003 resulted in a gain of $47,753, an increase of $78,467 over the comparable prior year quarter. The increase in interest income and expense for the quarter ended September 30, 2003 was primarily a result of a one-time gain in interest income from customer accounts that was partially offset by increased borrowing.

For the six months ended September 30, 2003, the Company's interest income and expense (net) was $20,300, a gain of $62,673 versus the prior year's comparable period. Again, the increase in interest income and expense for the six months ended September 30, 2003 versus the prior year's comparable period was primarily a result of a one-time gain in interest income from customer accounts that was partially offset by increased borrowing.


ROYALTY INCOME/EXPENSE. The Company's royalty income (net) for the quarter ended September 30, 2003 increased by $13,733 to $2,579 versus a loss of $11,154 for the comparable period last year.

The Company's royalty income (net) for the six month period ended September 30, 2003 was $10,522, a gain of approximately $30,000 versus the prior's year's comparable six-month period.

GAIN/LOSS IN EQUITY INVESTMENT. For the quarter ended September 30, 2003 Soundprints' operations reflect no gain or loss attributable to its equity investment versus a loss of $2,521 for the comparable three month period a year ago as a result of the Company's change in equity position, which changed the accounting for the investment. For the six month period ended September 30, 2003 and September 30, 2002, Soundprints' operations reflect no gain or loss attributable to its equity investment. The Company's change in equity position, following the change of ownership of its Subsidiary in August, 2002, changed the accounting for the investment.

NET LOSS. As a result of the items discussed above, the Company's net loss for the quarter ended September 30, 2003 was $335,417 compared to a net loss of $294,434 for the comparable prior year quarter.

For the six month period ended September 30, 2003, the Company's net loss was $584,635 versus a loss of $478,914 for the comparable six month period ended September 30, 2002.

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

Liquidity and Capital Resources
-------------------------------

While the Company's working capital is positive at September 30, 2003, it still experienced a decrease in cash. Direct mail catalog-related costs as well as an increase in inventory in anticipation of the holiday season has resulted in a significant lack of working capital for new investment initiatives. The Company has evaluated staffing levels and will increase its staff in order to support future sales growth derived from the Disney licensed products and other publishing initiatives.

While the Company has made considerable progress since the 2001 recapitalization, it still has had to rely on meeting its financial obligations through shareholder loans, as a result of the inability to secure a working capital line before now. In December, 2003, the Company received notice of approval of such a facility. Accordingly, the Company's borrowings of $250,000 from a principal shareholder/officer for the quarter ended September 30, 2003 will now be part of this facility.

As of December 8, 2003 the Company's backlog was $310,000.

During the September Quarter, 2003 the principal shareholder/officer was repaid $30,913 relating to pre-existing loans. For the six month period ended September 30, 2003, the principal shareholder/officer was repaid $27,420 relating to pre-existing loans.

As the company continues to source products with new vendors in order to lower its product costs, it has done so at unfavorable credit terms in order to secure lower pricing for its books and plush. The Company believes that cost savings from such vendors more than offsets restrictive payment terms.

The Company's ultimate ability to continue as a going concern is dependent upon a continued increase in sales of higher margin product, upon continuing positive market reception of its products, from positive cash flow and the maintenance of its new asset-based line of credit and term loan.

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

(a)  Exhibits
     --------

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


(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended 9/30/03.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRUDY CORPORATION
                                        (REGISTRANT)

Date: December 16, 2003                 By: /s/ WILLIAM W. BURNHAM
                                            ------------------------------------
                                            William W. Burnham
                                            Chairman and Chief Executive Officer