Form 10QSB/A
period 2003-09-30
TRUDY CORP
filed 2003-12-23
CIK 815098

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


                              SHARES OUTSTANDING AT
                                December 22, 2003
                Common Stock, $.001 par value: 442,460,249 shares


Pursuant to this Form 10-QSB/A, the Registrant includes Exhibit 32, Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        TRUDY CORPORATION
                                        (REGISTRANT)

Date: December 22, 2003                 By: /s/ WILLIAM W. BURNHAM
                                            ------------------------------------
                                            William W. Burnham
                                            Chairman and Chief Executive Officer