Form 10QSB
period 2003-12-31
TRUDY CORP
filed 2004-03-22
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                     For the Quarter Ended December 31, 2003

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


                              SHARES OUTSTANDING AT
                                 March 22, 2004
                Common Stock, $.001 par value: 442,460,249 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheet - December 31, 2003 (unaudited)            3

      Consolidated Statements of Operations (unaudited) for the
          nine months ended December 31, 2003 and December 31, 2002         4
      Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended December 31, 2003 and December 31, 2002         5

      Consolidated Statement of Shareholders' Deficit (unaudited) from
          April 1, 2003 through December 31, 2003                           6

      Notes to Financial Statements (unaudited)                             7

Item 2. Management's Discussion and Analysis                               13


                  PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  19

Item 2. Changes in Securities                                              19

Item 3. Defaults upon Senior Securities                                    19

Item 4. Submission of Matters to a Vote of Security Holders                19

Item 5. Other Information                                                  19

Item 6. Exhibits and Reports on Form 8-K                                   19

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet

                                                                    December 31,
                                                                       2003
                                                                    -----------
                                                                    (Unaudited)

Assets
Current assets:
Cash and cash equivalents                                           $    36,138
Accounts receivable, net                                              1,825,052
Inventories                                                           1,440,445
Prepaid expenses and other current assets                                48,481
                                                                    -----------
       Total current assets                                           3,350,116

Goodwill                                                                263,897
Equipment, net                                                           61,272
Royalty advances, net                                                    71,967
Organization costs, net                                                      --
Pre-publication costs and other assets, net                             307,899
                                                                    -----------
       Total assets                                                 $ 4,055,151
                                                                    ===========

Liabilities and shareholders' deficiency
Current liabilities:
  Notes payable - shareholder / officer and related parties         $   664,192
  Notes payable - Westport Bank                                         917,020
  Accounts payable and accrued expenses                               1,076,819
  Royalties and commissions payable                                     345,679
  Due to The Chart Studio (Pty) Ltd.                                     14,850
                                                                    -----------
       Total current liabilities                                      3,018,559

Long-term liabilities:
  Due to The Chart Studio (Pty) Ltd.                                    320,177
  Notes payable - shareholder / officer and related parties           1,590,713
  Royalties payable                                                      15,371
                                                                    -----------
                                                                      1,926,261

                                                                    -----------
       Total liabilities                                              4,944,820

Minority interest                                                        20,594

Commitments and Contingencies

Shareholders' deficiency:
  Common stock: $.0001 par value
  850,000,000 shares authorized
  442,460,249 shares issued and outstanding                              44,246
  Additional paid-in capital                                          5,072,668
  Accumulated deficit                                                (6,027,177)
                                                                    -----------
       Total shareholders' deficiency                                  (910,263)
                                                                    -----------
       Total liabilities and shareholders' deficiency               $ 4,055,151
                                                                    ===========

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                        Trudy Corporation and Subsidiary
                      Consolidated Statement of Operations

                                           Three Month Period                  Nine Month Period
                                            Ended December 31,                 Ended December 31,
                                      ------------------------------    ------------------------------
                                          2003             2002             2003             2002
                                      -------------    -------------    -------------    -------------
                                       (unaudited)      (unaudited)      (unaudited)      (unaudited)
Net Sales                             $   1,478,454    $   1,414,574    $   3,183,374    $   2,973,712

Cost of Sales                               774,992          824,529        1,921,867        1,944,693
                                      -------------    -------------    -------------    -------------

Gross Profit                                703,462          590,045        1,261,507        1,029,019

Operating expenses:
  Selling, general and administrative       858,343          672,857        1,982,784        1,502,755
  Depreciation and amortization              16,197           16,162           65,230           45,295
                                      -------------    -------------    -------------    -------------

Loss from operations                       (171,078)         (98,974)        (786,507)        (519,031)

Other income (expense)
  Interest, net                             (32,687)         (36,848)         (12,387)         (79,221)
  Royalties, net                             27,847              306           38,369          (18,769)
  Other income (expense)                       (350)          (7,444)            (905)          (2,433)
  Loss in equity investment                      --               --               --               --
                                      -------------    -------------    -------------    -------------
Net loss before minority interest          (176,268)        (142,960)        (761,430)        (619,454)

  Minority interest                          (6,760)          (8,001)          (6,233)         (10,421)
                                      -------------    -------------    -------------    -------------
Net loss                              $    (183,028)   $    (150,961)   $    (767,663)   $    (629,875)
                                      =============    =============    =============    =============

Net loss per share:
  Basic and diluted                   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                      =============    =============    =============    =============

Weighted avereage shares:
  Basic and diluted                     442,460,249      442,460,249      442,460,249      442,460,249
                                      =============    =============    =============    =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                          For the Nine Months
                                                                           Ended December 31,
                                                                     --------------------------
                                                                        2003           2002
                                                                     -----------    -----------
                                                                     (Unaudited)    (Unaudited)
Cash Flows From Operating Activities
Net loss                                                             $  (767,664)   $  (629,875)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                            61,707         45,025
  Amortization of pre-publication costs                                  162,784         28,499
  Amortization of organization costs                                       3,524            395
  Provision for losses on accounts receivable                           (100,951)       185,000
  Provision for slow moving inventory                                     35,417        100,000
  Provision for sales returns                                            155,329             --
  Minority interest                                                        6,233         10,421
  Imputed interest on long-term loan                                      17,460          8,214

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                            (272,668)      (106,128)
  Decrease (Increase) in advances to Studio Mouse LLC                         --         31,445
  (Decrease) Increase in due to Chart Studio (Pty) Ltd.                   (4,125)       (51,326)
  Decrease (Increase) in inventories                                    (255,488)      (192,445)
  (Increase) Decrease in prepaid expenses and other current assets        45,831        (15,064)
  Increase (Decrease) in accounts payable and accrued expenses           (18,403)       208,812
  Increase (Decrease) in royalties and commissions payable               156,416       (143,603)
  Increase (Decrease) in contributed compensation                         76,251             --
                                                                     -----------    -----------
Net cash used by operating activities                                   (698,347)      (520,630)

Investing activities:
  Net assets acquired from Studio Mouse, Including cash of $79,656            --         29,231
  Purchases of property and equipment                                    (22,356)       (14,132)
  Pre-publication and royalty advances                                  (145,414)      (126,578)
                                                                     -----------    -----------
Net cash used by investing activities                                   (167,770)      (111,479)

Financing activities:
  Proceeds from short-term debt                                               --       (300,000)
  Repayments of short-term debt                                               --        (53,293)
  Repayments to related parties                                          (57,057)            --
  Proceeds from related parties                                          614,131      1,007,000
                                                                     -----------    -----------
Net cash provided by financing activities                                557,074        653,707
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                    (309,043)        21,598
Cash and cash equivalents at beginning of period                         345,182          2,774
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $    36,139    $    24,372
                                                                     ===========    ===========



Cash paid for interest                                               $    51,598    $    34,896
Cash paid for income taxes                                           $        --    $        --

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                               Trudy Corporation
                     Statement of Shareholders' Deficiency
                  For the Nine Months Ended December 31, 2003

                                          Common Stock
                                -----------------------------------  Additional Paid-in    Accumulated      Total Shareholders'
                                     Shares             Amount            Capital            Deficit         (Deficit) Equity
                                ----------------   ----------------   ----------------   ----------------    ----------------
Balance at March 31, 2003       $    442,460,249   $         44,246   $      4,996,417   $     (5,259,512)   $       (218,849)

Contributed compensation                      --                 --             23,750                 --              23,750

Net loss (unaudited)                          --                 --                 --           (249,218)           (249,218)

                                ----------------   ----------------   ----------------   ----------------    ----------------
Balance at June 30, 2003             442,460,249             44,246          5,020,167         (5,508,730)           (444,317)
                                ================   ================   ================   ================    ================

Contributed compensation                      --                 --             28,751                 --              28,751

Net loss (unaudited)                          --                 --                 --           (335,418)           (335,418)

                                ----------------   ----------------   ----------------   ----------------    ----------------
Balance at September 30, 2003   $    442,460,249   $         44,246   $      5,048,918   $     (5,844,148)   $       (750,984)
                                ================   ================   ================   ================    ================

Contributed compensation                      --                 --             23,750                 --              23,750

Net loss (unaudited)                          --                 --                 --           (183,028)           (183,028)

                                ----------------   ----------------   ----------------   ----------------    ----------------
Balance at December 31, 2003    $    442,460,249   $         44,246   $      5,072,668   $     (6,027,176)   $       (910,262)
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

                        TRUDY CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Description of Business and Basis of Presentation

Trudy Corporation and its subsidiary, Studio Mouse, LLC (the "Subsidiary") (Trudy Corporation and the Subsidiary referred to collectively as the `Company'), publish children's books and audiobooks and design, manufacture and market plush stuffed animals for sale to both retail and wholesale customers, both domestically and internationally. The Company's product is sold under the trade names of both Soundprints and Studio Mouse.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2003.

The Company has incurred operating losses in the past few years, has a deficiency in net assets and has been funded primarily by two principal shareholders, one of whom is the Chief Executive Officer of the Company. As of December 31, 2003, working capital is positive and the Company received an asset-based line of credit and a term loan from its bank. See Note 5 to the Financial Statements.

The consolidated financial statements reflect the results of the Company's operating division, Soundprints, and its Subsidiary. Trudy Corporation previously held a 45% ownership interest in the Subsidiary and accounted for such ownership using the equity method. However, due to the change in ownership of the Subsidiary, effective August 20, 2002, the results of the Subsidiary are subsequently accounted for in consolidation. All material intercompany transactions have been eliminated for reporting purposes. For the sake of certain relevant discussions, management's discussion and analysis may make reference to figures including intercompany transactions only where noted.

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

Pre-Publication Costs

Pre-publication costs are deferred and amortized on an accelerated method over their expected revenue generating lives. In December 2003, management revised its estimate of the average expected lives of its publications based on current historical sales patterns. This change in estimate resulted in additional expense of $93,900 in the three and nine month periods ended December 31, 2003.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired. In accordance with FAS No. 142 "Goodwill and Other Intangible Assets", goodwill and certain other intangible assets are no longer systematically amortized. These assets are evaluated on an ongoing basis for impairment.

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

Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," of SFAS 48, based on historical experience.

Royalties

The Company records royalty revenue as earned and provides for its royalty expense at the time the royalty income is recorded. Royalty advances are recorded as earned when such advances represent a nonrefundable guarantee and there are no obligations to perform services. Advance royalty payments are recorded as expense when such advance represents a nonrefundable guarantee.

Subsidiary Licensing Rights

Depending upon the terms of its various licensing agreements, the Company can lease its intellectual property rights to another party. The associated income is recorded as either advances against royalties or royalties. The associated expenses due to the authors, illustrators or licensors are a percentage of such income for use of their text, illustrations, content or imprimaturs.

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

No provision or liability for federal income taxes has been included in the Company's financial statements in relation to the income of Studio Mouse. As a limited liability company, it is not subject to income taxes. However, its shareholders are taxed on their proportionate share of Studio Mouse's taxable income.

Stock Based Compensation

The Company has elected to follow SFAS No. 123, "Accounting for Stock Based Compensation." As permitted by SFAS No. 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, to the extent that the exercise price of the Company's employee stock options equals management's estimate of the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

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

Comprehensive Loss

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive loss for the Company is the same as net loss for all periods presented.

Segments of an Enterprise and Related Information

The Company has adopted the FASB's SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined it has no reportable segments under Statement 131.

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

Advertising

Advertising costs are expensed as incurred, except for catalogs and brochures which are amortized over the period benefited not to exceed the publication date of the new brochure or twelve months, whichever is less.

Advertising expense for the quarter ended December 31, 2003 was $152,400 versus $109,600 for the prior year's comparable quarter. Advertising expense for the nine month period ended December 31, 2003 was $314,800 versus $259,300 for the prior year's comparable period.


3.   Inventories

Inventories consist of the following:


         Raw Materials                      $      31,404
         Finished Goods                         1,409,041
                                            -------------
         Inventory Value                    $   1,440,445
                                            =============


4.   Goodwill

As a result in the change of ownership of Studio Mouse, LLC as of August 20, 2002, goodwill was recognized in the amount of $263,897. As of December 31, 2003, the Company's management had determined that no impairment had occurred.

5. Notes Payable, Bank


The Company received a line of credit which has a term through February 4, 2005 with an interest rate equal to the prime rate plus 1.5 % per annum. The maximum amount of funds available to the Company is $750,000 and the borrowing base is equal to 80% of accounts receivable (of sales to unaffiliated companies), aged under 90 days. The Company also executed a UCC-1 Financing Statement covering a perfected first lien and security interest on all of the Company's assets.

The Company also received a term loan for $300,000 commencing in 2004, with a five year term with payments made monthly based upon a fifteen year amortization. The interest rate is 7.0%.

As additional security for both loans, the bank received a mortgage and related security interest on the Company's premises located at 353 Main Avenue, Norwalk, Connecticut, owned by an affiliated entity.


Certain officers also executed personal guarantee agreements for the two loans, one on a limited basis. Both were in form and substance acceptable to the bank.

6.   Income Taxes

The Company has net operating loss carryforwards, on a fiscal year basis, approximating $5,370,000, which expire as follows:

       2004                                      $     27,000
       2005                                           157,000
       2006                                         1,246,000
       2007                                           324,000
       2008                                           258,000
       There after                                  3,358,000
                                                 ------------
                                                 $  5,370,000
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


Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

NET SALES. The Company's gross sales for the quarter ended December 31, 2003 were $2,799,537 compared to gross sales of $1,749,091 for the quarter ended December 31, 2002, an increase of $1,050,446, or 60.1%. Net sales for quarter ended December 31, 2003 also increased versus the prior year quarter from $1,414,475 to $1,478,454, an increase of 4.5%. Net sales include discounts, freight costs and reserve for returns.

The Company's ongoing efforts to increase sales to large retailers, mass merchandisers, and distributors who sell to, among other customers, the warehouse clubs, results in terms that carry the right of return. The Company considers returns to be a reasonable cost of doing business to gain access to a larger buying segment. In order to account for the potential of returns, for the quarter ended December 31, 2003, the Company increased its reserve for returns from $12,000 to $167,329. The adjustment to the reserve resulted in a $155,329 charge against sales for the quarter ended December 31, 2003 in order to properly reflect the potential for future returns relative to the increased sales in the current quarter versus the September quarter.

The Company's gross sales for the nine month period ended December 31, 2003 were $5,479,200 versus $4,293,560 for the prior year's comparable period, an increase of 27.6%. The Company's net sales for the nine month period ended December 31, 2003 increased $209,662 to $3,183,374 versus $2,973,712 in the prior fiscal year period, an increase of 7.1%. The increase was largely due to the impact of new licensing initiatives initiated in June 2003.

COST OF SALES. The Company's cost of sales, net of returns, for the quarter ended December 31, 2003 decreased $49,537 from $824,529 in the prior year quarter to $774,992 in the current fiscal year, a decrease of 6.0%. As a percent of net sales, the Company's cost of sales decreased from 58.3% in the prior year's comparable quarter to 52.4% for the fiscal quarter ended December 31, 2003.

The Company's continued push to reduce direct product costs through improved product purchasing again showed strong results in the current fiscal quarter. While indirect product costs including warehouse overhead, shipping and editorial expenses increased 37.3% or $93,700 in the quarter ended December 31, 2003 versus the prior year's comparable quarter, this was more than offset by a 20.6%, or $133,200, decrease in direct product costs.

New publishing initiatives - primarily the license granted to Studio Mouse, LLC by Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney") - required the Company to increase its editorial expenses. Accordingly, editorial and subcontracted design expenses increased 116.3% in the quarter ended December 31, 2003 to $50,430 from $23,314 from the prior year's comparable period. Furthermore, amortization expenses for prepublication costs increased $102,000 or 306.9% from $33,250 to $135,280 due to a charge associated with the Company's change in the estimated lives of its publications. See Notes to Financials Statements.

The Company's cost of sales, net of returns, for the nine month period ended December 31, 2003 decreased $22,826 or 1.2% from $1,944,693 in the comparable prior year period to $1,921,867 in the current fiscal year period. As a percentage of net sales, cost of sales decreased from 65.4% of net sales for the prior year's comparable nine month period to 60.4% in the current fiscal year to date period. Here again, a continued push to reduce direct product costs through improved product purchasing and larger quantities per title for the Company's licensed products improved the year to date results versus last year's comparable nine month period.

GROSS PROFIT. As a result of the items discussed above, for the quarter ended December 31, 2003, the Company's gross profit increased 19.2% versus the prior year's comparable quarter to $703,462 from $590,045. Gross margin for the quarter ended December 31, 2003 was 47.6% versus 41.7% for the quarter ended December 31, 2002. Gross profits increased primarily due to the higher suggested retail selling prices on Disney-branded formats relative to pricing on similar formats with non-licensed content. Typically, Disney titles retail at 13% to 20% more than non-Disney titles in similar formats.

For the nine month period ended December 31, 2003, gross profit increased $232,488 to $1,261,507 in the current year period from $1,029,019 for the prior comparable year period, an increase of 22.6%. Gross margin for the nine month period ended December 31, 2003 increased to 39.6% from 34.6% for the nine month period ended December 31, 2002.

SELLING, GENERAL, AND ADMINISTRATIVE. The Company's selling, general, and administrative costs increased 27.6% from $672,857 from the prior year quarter to $858,343 for the quarter ended December 31, 2003.

Royalty expenses for the current quarter increased 185.0% to $196,000 versus $68,800 for the comparable prior year period and account for 68.6% of the total increase in selling, general and administrative expenses for the quarter versus prior year's comparable quarter. Higher royalty costs associated with the Disney license and the resulting change in the mix of royalty sales led to the increase.

The Company's catalog mailing to consumers, schools and libraries increased 100% from the mailing a year ago resulting in an increase in catalog production and postage expenses of $42,900 or 39.1% in the current quarter versus the prior year's comparable quarter. Future mailing efforts will require further modifications as it is not expected that the current year's mailing will be profitable.

The Company took a $58,800 charge in the current quarter, versus a $181,200 charge in the prior year's quarter, to reserve for potential bad debt. While the provision decreased versus the prior year's quarter, the reserve was increased in the current year's quarter due to an increase in aged receivables.

Executive compensation for the quarter ended December 31, 2003 increased 38.9% or $25,000 versus the prior year's comparable quarter. This increase was a result of executive bonuses paid based on the results of the Company's subsidiary. Office staff salaries also increased 69.3%, or $17,600 in the quarter ended December 31, 2003, versus the prior year's comparable quarter. Increased salaries and new hiring led to the change. Increases in office, executive salaries and benefits costs were offset by decreases in accounting, insurance and telephone expenses for the quarter ended December 31, 2003. The Company's trade show expenditures increased $4,000 to $20,100 in the current fiscal year quarter versus $16,200 in the prior year quarter ended December 31, 2002.

For the nine month period ended December 31, 2003, The Company's selling, general and administrative expenses increased 31.9% or $480,029 to $1,982,784, versus $1,502,755 for the comparable period in 2002. A significant percentage of the nine month increase is attributable to royalty and catalog expenses. Royalty expenses increased $216,000 in the current year to date period, an increase of 124.3%. This is primarily attributable to sales of Disney-branded product into the mass market. Catalog expenses also increased 21.4% or $55,400 from $259,300 in the nine month periods ended December 31, 2002 to $314,770 in the current year to date period. This was a result of increased prepaid catalog amortization costs in the quarters ended September 30 and December 31, 2003 due to higher catalog printing and mailing expenses from the mailing of 100% more catalogs this year.

Executive salaries increased 15.4% or 34,000 from $219,800 in the prior year's nine month period to $253,769 in the current year. Office salaries increased 32.0% in the current year to date period from $73,379 to $96,881, or an increase of $23,502. Other outside services including various consultants increased $31,400 to $37,000 versus the prior year to date period.

OPERATING INCOME/LOSS. For the quarter ended December 31, 2003, the Company's operating loss was $171,078 versus a loss of $98,974 for the quarter ended December 31, 2002. The Company's operating margin declined from -7.0% to -11.6% in the current fiscal year's quarter.

For the nine month period ended December 31, 2003, the Company's operating loss was $786,507 versus a loss of $519,031 in the prior year's comparable nine month period. The operating margin declined from -17.5% to -24.7%.

INTEREST INCOME/EXPENSE. The Company's interest expense (net) for the quarter ended December 31, 2003 was $32,687 a decrease of $4,161 over the comparable prior year's quarter. The increase in interest expense (net) for the quarter ended December 31, 2003 was primarily due to additional borrowing and to a reduction in interest income.

For the nine months ended December 31, 2003, the Company's interest expense
(net) was $12,387, an increase of $66,384 versus the prior year's comparable period expense of $79,221. The decreased interest expense (net) for the nine months ended December 31, 2003 versus the prior year's comparable period was primarily a result of a one-time gain in interest income in the quarter ended September 30, 2003 from customer accounts that was partially offset by increased borrowing.

ROYALTY INCOME/EXPENSE. The Company's royalty income (net) for the quarter ended December 31, 2003 increased $27,541 to $27,847 versus $306 in royalty income
(net) for the comparable period last year.

The Company's royalty income (net) for the nine month period ended December 31, 2003 was $38,369, a gain of $57,138 versus the prior's year's comparable nine month period loss of $18,769.

NET LOSS. As a result of the items discussed above, the Company's net loss for the quarter ended December 31, 2003 was $183,028 compared to a net loss of $150,961 for the comparable prior year quarter.

For the nine month period ended December 31, 2003, the Company's net loss was $767,664 versus a loss of $629,875 for the comparable nine month period ended December 31, 2002.

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

Pre-Publication Costs

Management's review of pre-publication cost amortization has resulted in a change in the period in which pre-publication costs are to be amortized. While the period has changed the method has not. Accordingly, pre-publication costs are to be capitalized and amortized using an accelerated method. This change in estimate better reflects the Company's titles recent historical sales patterns. The change in estimate resulted in a charge of $93,900 in the quarter ended December 31, 2003.

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

Liquidity and Capital Resources
-------------------------------

While the Company's working capital is positive at December 31, 2003, it still experienced a decrease in cash. Direct mail catalog-related costs, an increase in inventory and the necessity to finance new long-term publication initiatives have resulted in limited capital for new investment opportunities.

In December, 2003, the Company received a working capital revolving line of credit. As of March 19, 2004, the Company had used approximately $475,000 of its $750,000 credit line and borrowed the entire $300,000 of the term loan.

As of March 19, 2004 the Company's backlog was $702,000.

During the third Quarter 2003 the principal shareholder/officer was repaid $28,000 relating to pre-existing loans. For the nine month period ended December 31, 2003, the principal shareholder/officer was repaid $86,600 relating to pre-existing loans.

The Company's ultimate ability to continue as a going concern is dependent upon continued positive market reception of higher margin licensed products, its capacity to attract investment capital to fund new long term publishing initiatives, the maintenance of positive cash flow and the management of its new asset-based line of credit.

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

(b)  Reports on Form 8-K
     -------------------

  I. Item 4. On December 23, 2003, pursuant to the unanimous decision of the Board of Directors of Trudy Corporation (the "Company"), the Company terminated its engagement of Abrams and Company, P.C. ("Abrams"), as its independent accountants and engaged Dworken, Hillman, LaMorte and Sterczala, P.C. ("Dworken"), as the Company's new independent accountants for the fiscal years ending March 31, 2004 and March 31, 2005. The decision to terminate the Company's relationship with Abrams did not involve a dispute with the Company over accounting policies or practices. The independent accountants' reports provided by Abrams on the Company's financial statements for the years ended March 31, 2003 and March 31, 2002, did not contain an adverse opinion or disclaimer of opinion.

     In connection with the audit of the Company's financial statements for the fiscal years ended March 31, 2003 and March 31, 2002, and the review of the Company's financial statements for the quarters ended June 30 and September 30, 2003, there were no disagreements with Abrams for such annual or quarterly periods on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Abrams, would have caused Abrams to make reference to the matter in its reports.

     The Company has requested Abrams to furnish the Company with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of such letter is filed as an exhibit to the Form 8-K.

II. Item 5. On February 20, 2004, the Company announced the election of Patty Sullivan to its Board of Directors. Ms Sullivan is founder and member of p.s. ink, consultant to children's licensors and publishers. Previous positions held by Ms. Sullivan include Executive Vice President of Golden Books, responsible for publishing, sales and marketing and managing a full range of licenses; 14 years at Random House where she laid the groundwork for a new children's business unit as Senior Vice President of Sales and Marketing; and Senior Vice President and Publisher at Simon & Schuster, where she launched Nickelodeon Books.

III. Item 5. On February 27, 2004, the Company announced the signing of a publishing license between WGBH Educational Foundation, Boston, MA, and Trudy Corporation, to publish books and book-plus formats for distribution worldwide. The published product will be targeted to a preschool audience and contain early childhood developmental and educational content utilizing the material and characters from the television series PEEP and the Big Wide World, to be aired on TLC and the Discovery Kids channel beginning April 5, 2004 in North America. The new titles published by Trudy Corporation will be available in North America in the late autumn of 2004.

     PEEP and the Big Wide World is an animated series designed to teach science to preschoolers narrated by Joan Cusack with a theme song performed by Taj Mahal. PEEP will be aired weekday mornings during the TLC and Discovery Kids channel Ready Set Learn! programming block. The series was produced by WGBH and 9 Story Entertainment in association with TVOntario and Discovery Kids and is distributed by Alliance Atlantis. Major funding for PEEP is provided by the National Science Foundation.

IV. Item 5. On March 4, 2004, the Company announced that it had executed a Memorandum of Understanding with Chart Studio Publishing (Pty.) LTD, Gauteng, South Africa, providing for the restructuring of ownership of Trudy's subsidiary, Studio Mouse, LLC, and for share ownership by Chart Studio in Trudy. Chart Studio formerly held an option to reacquire 50% of Studio Mouse. Trudy and Chart Studio have entered into a new agreement providing for changes in their business relationship as follows:

1. Subject to the obtaining of certain approvals, Studio Mouse will be merged with Trudy.

2. Chart Studio will be issued shares of Common Stock of Trudy, restricted as to transfer, from its authorized but unissued shares, resulting in Chart Studio's ownership of 30% of Trudy's shares issued and outstanding after such issuance. Such issuance shall be contingent upon 1) completing the above mentioned merger, 2) obtaining approval from the Reserve Bank of South Africa, 3) meeting the requirements of all applicable US state and federal laws and 4) payment of $25,000 by Chart Studio to Trudy. The shares will be issued in exchange for A) the forgiveness of the loan from Chart Studio to Studio Mouse in the amount of $444,852 (the net present value of which is currently $322,178); B) cancellation of Chart Studio's option to acquire 50% of Studio Mouse; and C) the contribution by Chart to Trudy of certain formats designated by Chart Studio, and D) at-cost access to sample-making facilities, certain logistics facilities and design services of Chart Studio.

3. The Reserve Bank of South Africa's application timeline and approval/disapproval impact on Trudy will be the following:

     a. Chart Studio shall submit an application to the Reserve Bank of South Africa for approval of equity participation in Trudy no later than April 30, 2004.

     b. If the necessary Reserve Bank approval is not received by December 31, 2004, in termination of all prior agreements with Chart Studio, Trudy shall pay Chart Studio no later than August 20, 2007 30% of nine times Trudy's earnings before interest, tax, depreciation and amortization for the 12 months ending August 31, 2004, which payment shall not be less than $444,852.

4. Chart Studio may receive an additional 3% equity interest in Trudy, for a total of 33% of Trudy's then issued and outstanding shares, provided that Chart Studio, using its own sales personnel, generates incremental sales for Trudy of $750,000, to be commissionable to Chart Studio, within 12 months from February 20, 2004. Chart Studio and Trudy have also agreed upon a sales representation agreement for additional commissioned sales of Trudy product by Chart Studio beyond this $750,000.

5. Chart Studio shall be granted pre-emptive rights regarding future sales by Trudy of shares of its Common Stock.

6. Chart Studio shall provide a corporate guarantee for 30% of Trudy's revolving line of credit and equity line of credit of $750,000 and $300,000, respectively.

7. Trudy has agreed to expand the size of its Board and provide Chart Studio with Board representation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRUDY CORPORATION
                                      (REGISTRANT)

Date: March 22, 2004                  By: /s/ WILLIAM W. BURNHAM
                                          --------------------------------------
                                          William W. Burnham,
                                          Chairman and Chief Executive Officer