Form 10KSB
period 2004-03-31
TRUDY CORP
filed 2004-09-03
CIK 815098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the year fiscal year ended March 31, 2004

                         Commission file number: 0-16056

                                TRUDY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 06-1007765
    ---------------------------------                -------------------
      (State or other jurisdiction                     (IRS Employer
    of incorporation or organization)                Identification No.)

                   353 Main Avenue, Norwalk, Connecticut 06851
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended March 31, 2004 were $3,904,866.

As of August 23, 2004, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $963,750. As of August 23, 2004, 442,460,249 shares of Common Stock, $.0001 par value per share, were outstanding.

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

In prior years the Company entered into a strategic relationship with a company, Futech Interactive Products, Inc., that ended in a failed merger attempt. Futech later filed for bankruptcy and the Company took back its sales operations which had previously been managed by Futech. The dissolution of this relationship left the Company with a dearth of working capital. For several years following the failed merger, the Company was funded by two principal shareholder/officers.

In fiscal year 2001 the Company entered into an agreement with The Chart Studio (Pty.) Ltd (hereinafter referred to as "Chart Studio") to form a joint venture called Studio Mouse, LLC. As a result of Chart Studio's inability to gain the necessary approvals to proceed with the joint venture in fiscal year 2002, on August 20, 2002 the Company purchased Chart Studio's 50% equity ownership. Chart Studio retained the option to reacquire their 50% equity in Studio Mouse through August 20, 2004.

Prior to August 20, 2002, Trudy Corporation's investment in Studio Mouse, LLC was accounted for by way of the equity method. Accordingly, the carrying value of the investment was increased or decreased by the Company's pro rata share of the net profit, or loss, through August 19, 2002. Subsequent to August 19, 2002, Studio Mouse is 95% owned by Trudy Corporation, and, as such, is reported as a consolidated subsidiary.

On March 4, 2004, the Company announced that it had executed a new Memorandum of Understanding with Chart Studio, providing for a further restructuring of ownership of Studio Mouse, and for share ownership by Chart Studio in Trudy. As mentioned above, Chart Studio formerly held an option to reacquire 50% of Studio Mouse. Trudy and Chart Studio entered into a new agreement providing for changes in their business relationship as follows:

     1. Subject to the obtaining of certain approvals, Studio Mouse will be merged with Trudy.

     2. Chart Studio will be issued shares of Common Stock of Trudy, restricted as to transfer, from its authorized but unissued shares, resulting in Chart Studio's ownership of 30% of Trudy's shares issued and outstanding after such issuance. Such issuance shall be contingent upon 1) completing the above mentioned merger, 2) obtaining approval from the Reserve Bank of South Africa, 3) meeting the requirements of all applicable US state and federal laws and 4) payment of $25,000 by Chart Studio to Trudy. The shares will be issued in exchange for A) the forgiveness of the loan and accrued interest from Chart Studio to Studio Mouse in the amount of $444,852 (the net present value of which is currently $324,192); B) cancellation of Chart Studio's option to acquire 50% of Studio Mouse; C) the contribution by Chart Studio to Trudy of certain formats designated by Chart Studio, and D) at-cost access to sample-making facilities, certain logistics facilities and design services of Chart Studio.

     3. The Reserve Bank of South Africa's application timeline and approval/disapproval impact on Trudy will be the following:

               a. Chart Studio was required to submit an application to the Reserve Bank of South Africa for approval of equity participation in Trudy no later than April 30, 2004.

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

As of June 30, 2004, the Company is confident that it can quickly obtain all necessary approvals to merge Studio Mouse into Trudy Corporation.

The Company plans to issue shares of common stock for the minority interest ownership. However, exact amounts have not yet been finalized.

Under the terms of the Memorandum of Understanding, Chart Studio was required to submit the application to the Reserve Bank of South Africa by April 30, 2004. It is unclear at this date that such application has indeed been submitted. Chart Studio has not yet provided corporate guarantees for the Company's revolving line of credit and term loan of $750,000 and $300,000, respectively which were due July 1, 2004. Furthermore, Chart Studio has not delivered purchase orders to the Company for any incremental sales using its own sales force. However, Chart Studio has indicated that such purchase orders shall be forthcoming.

Products and Licensing
----------------------

The Company holds an exclusive license from the Smithsonian Institution to utilize the Smithsonian name through September 30, 2007, in connection with the sale of educational kits containing realistic wildlife plush toys, storybooks, and audiocassettes or compact discs or some combination thereof.

On June 25, 2003 Studio Mouse, LLC, signed a publishing license with Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). The license provides for Studio Mouse to publish certain novelty book and audio CD formats for distribution within North America. The material to be published initially will be targeted to a preschool audience and contain early childhood developmental and educational content utilizing popular Disney characters. The new titles were available in North America in the fall of 2003.

Since 1991, the Company has published over 135 titles in different series under the Smithsonian and Disney licenses.

In the fiscal year ended March 31, 2004 sales of Smithsonian licensed product represented 39% of total sales. In the fiscal year ended March 31, 2004 sales of Disney-licensed product represented 48% of total sales. Both Smithsonian and Disney licenses require royalties to be paid.

In the fiscal year ended March 31, 2004 Soundprints initiated two new licensing relationships, including the American Veterinary Medical Association and the African Wildlife Foundation.

In the fall of 2001 Soundprints introduced the Read-and-Discover series which brings together exciting wildlife adventures and animal facts in the popular and market-proven format of early reading chapter books. Intended for children ages 5-9, early reading chapter books allow young readers to develop and hone their reading skills inside and outside of the classroom.

In the fiscal year ended March 31, 2002, the Company expanded its publishing schedule to include more product targeting the growing toddler through Pre-K market by acquiring the license to a nursery rhyme property complete with finished text, illustrations and audio files. The product line has performed well for the Company over the last two years and is being refreshed this fall with new titles, content and sing-along CDs.

In the fall of 2002, the Little Soundprints imprint introduced four treasuries of classic nursery rhymes in the My First Mother Goose series, which continue to target the growing Pre-K early learning markets. The treasuries offer a new twist on the classic nursery rhymes treasury, offering the well-loved rhymes that have been family favorites for generations in books that are designed to appeal to a child's different moods and activity levels.

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

In the fall of 2003, Soundprints introduced a new series in collaboration with the Smithsonian Institution entitled Smithsonian's Prehistoric Pals. This series focuses on a day in the life of prehistoric creatures such as the Tyrannosaurus Rex, the Triceratops and the Wooly Mammoth. The series uses bold, vivid digital artwork and provides a tear-out four-page wall poster at the back of every large book.

In the fall of 2003, Soundprints introduced a new series of books, plush and audiobooks in collaboration with the African Wildlife Foundation (AWF). The Soundprints editorial staff and AWF conservation staff have worked together to publish stories of real animals living in the AWF Heartlands in Africa. These books provide contact details for a website that allows readers to sign up for monthly email updates concerning the day to day behavior, adventures and habits of the animal depicted in each storybook. A percentage of all sales of AWF products is donated to AWF to help continue AWF's conservation efforts.

In the fall of 2003 the Company introduced a new series of educational novelty books with a unique format construction. This product format contains a special compartment in the cover of each book, which houses a CD, DVD or other digital media storage device. The cover slides open allowing the user quick and easy access to the stored CD. The Company has filed a patent application for domestic and international patents for this product. This format was launched with Mother Goose nursery rhymes, Smithsonian's Prehistoric Pals, Meet Africa's Animals and Disney content.

Also in the fall of 2003, Studio Mouse introduced a comprehensive line of Disney publications, including the above-mentioned format, as well as six-book-and-CD slip-cased packaged sets and other educational book-and-CD novelty sets. These products feature a range of Disney properties including Winnie-the-Pooh and Disney Princess.

In the spring of 2004, Soundprints introduced a new series in collaboration with the American Veterinary Medical Association (AVMA). This series focuses on popular pets and domestic animals. The stories reinforce responsible pet ownership and proper pet care via charming and interesting tales. The series includes animals in interesting situations such as a firehouse Dalmatian and a German Shepherd police dog. The series includes paperback books, audio CDs and plush.

Historically, each year the Company has introduced ten to fourteen new titles. In the fiscal year ended March 31, 2004, the Company introduced approximately forty new titles. The Company plans to continue to expand new introductions in future years.


Marketing and Sales
-------------------

The Company's products are sold both nationally and internationally to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and approximately 65 independent commissioned sales representatives. The Company has historically mailed a catalog directly to consumers, schools, and libraries and both an in-house telemarketing staff and a hired telemarketing firm received and processed phone, Internet, and mail orders from these mailings.

A Vice President - Sales, a Sales Administrator and a mass merchandizing sales consultant call on all channels of trade to sell the Company's storybooks and companion toys either for use as supplemental teaching materials in reading and science or into retail accounts such as T.J. Maxx and Wal-Mart.

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

The Company produces the majority of its products by sub-contracting with independent stuffed toy factories and printing plants located in Asia. Most toys purchased during the year were purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. The Company owns the design of each stuffed toy product except for Smithsonian toys which are co-owned with the Smithsonian Institution. The Company does not own any of the Disney-branded book and audio products, other than its right to its patent-pending formats, as Disney retains all content rights, and actively manages the design of new products. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere. Book purchases during the year were purchased from five printers located in China, Hong Kong and Singapore These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to large customers. Audiocassettes are duplicated domestically. CD's are duplicated in Hong Kong, China and Singapore and shipped to the book printer to be inserted into the books. Delivery has been satisfactory from all suppliers.


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


Competition
-----------

Management believes the Company is the leading supplier of licensed, realistic plush toys packaged with an educational book and audiobook. The Company is not aware of any direct competitors in this market, although there are a small number of publishers who compete by combining plush toys with single titles of children's classic books. Management believes that the Company's innovative approach to packaging audio CDs with educational novelty books also differentiates its products in the marketplace. The Company believes that its competitive advantages lay in its unique editorial genre, its innovative formats, its superior design, its creative approach to new product development and the perceived high quality of its products relative to the retail price, in addition to its licenses with the Smithsonian Institution and Disney.

Employees
---------

As of June 30, 2004 the Company had seventeen full-time and two part-time employees, all in its Norwalk facility. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area and to handle in-bound telemarketing for the direct response business.

The Company's ability to design, manufacture, market, and sell products depends largely upon its ability to attract and retain highly skilled personnel, particularly in the product design, publishing, and sales areas. The Company has continued to upgrade positions in editorial and sales management to further improve the quality and distribution of its products and their value to the customer.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases warehouse and administrative facilities in a 26,000 square foot building at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 50 miles northeast of New York City. This facility, first occupied by the Company in July 1996, is owned by a limited liability company, owned by the Company's President, a former Director and Officer, and a current Board Member. The property was purchased and financed independently of the Company.

The lease expired in June of 2004 but is being continued on a month to month basis as the Company explores other options. Lease payments provide for annual rent which is lower than what is representative of the local market today. The lease also holds the Company responsible for payment of taxes, insurance and utilities. The Company is evaluating outsourcing its distribution in the event that its facilities and labor pool are deemed inadequate for future requirements.


ITEM 3.   LEGAL PROCEEDINGS

On May 14, 2002 the Company was served with a complaint from the State of Connecticut Commission on Human Rights (CHRO). The complaint alleges unlawful discriminatory practices. On January 28, 2003 the (CHRO) released its jurisdiction over the complaint authorizing the complainant to commence a civil action against the Company. On March 18, 2003 the Company was served with a complaint, commencing a lawsuit in Connecticut Superior Court. On December 1, 2003, the Company settled the suit. Under the terms of the settlement, the Company did not admit to any liability, violation of rights, or violation of any order, law, statute, duty or contract.

On August 15, 2003 the Company was sued in the Superior Court of California for breach of contract. The Company and legal counsel are of the opinion that the complaint is without merit and the final resolution of the litigation will not have a material adverse impact on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock traded on the OTC Bulletin Board under the symbol "TRDY.OB." On August 20, 2004, the Company's common stock was delisted and is currently quoted on the Pink Sheets.

The price of the Company's Common Stock as of August 23, 2004 was $0.005 per share. The prices presented are bid quotations, as reported by NASDAQ, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of March 31, 2004, there were 1,455 common stockholders of record.

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

The Company maintains allowances for product returns. These allowances are based on historical experience and known factors regarding specific information from customers or a product's known sell-through performance in the marketplace. If product return rates exceeded the established allowances, additional allowances would be required.

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

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists,", based on historical experience.

The Company defers certain costs related to the development of new titles and amortizes these costs over the estimated useful lives when published.

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003
-----------------------------------------------------------------------------

Results of Operations
---------------------

BRIEF DISCUSSION OF STUDIO MOUSE, LLC's PRIOR YEAR RESULTS. From April 1, 2002 to August 20, 2002, the Company accounted for its ownership in Studio Mouse, LLC using the equity method. Following the change of ownership on August 20, 2002, the Company accounted for its Subsidiary through consolidation. As a result of this change, the fiscal year ended March 31, 2003 does not include Studio Mouse's full fiscal year results. The results of operations from April 1, 2002 to August 20, 2002 were not material to the overall presentation of results of operations for the Company.

NET SALES. Consolidated net sales for the year ended March 31, 2004 for the Company were $3,904,866 compared to $4,405,006 for the prior year ended March 31, 2003, a decrease of $500,140 or 11.4%.

For the year ended March 31, 2004, the decrease in net sales of $500,140 versus the prior fiscal year was primarily attributed to the Soundprints division. Net sales on Soundprints products were $1,825,704 versus $3,637,699 for the fiscal year ending March 31, 2003, a decline of $1,811,995 or 49.8%. The decline was broad based across several sales divisions especially in sales to book stores, specialty retailers, distributors, international accounts and direct mail consumer and library customers. Direct sales to consumers decreased 37.9% as a result of poor response to a 27% increase in the number of catalogs mailed in the fiscal year ended March 31, 2004 versus the mailing for the prior fiscal year. The gross margin for the direct sales division including catalog and mailing expenses was negative for the fiscal year ended March 31, 2004. Based on this performance the Company has decided not to mail a fall 2004 catalog (please refer to the selling, general and administrative costs section of Management's Discussion and Analysis for further comments).

Offsetting this decline, several channels of trade experienced sales increases for the fiscal year ended March 31, 2004 versus the prior year. Sales to the Canadian market increased 611.7% or $238,000 versus the prior year as a result of the appointment of a new Canadian distributor. Sales to discount retailers increased $465,900 versus the prior year, and sales to mass merchants increased 64.3% or $638,000.

Studio Mouse sales to the mass market increased by approximately $1,630,000 versus the prior fiscal year resulting from key big-box retailer (such as Wal-Mart and Target) acceptance of book and audio CD products newly developed under the Company's license from Disney. However, significant Studio Mouse returns from other licensed product lines offered to the same retailers and their respective distributors offset key gains from the impact of the Disney license introduction.

In the fiscal year ended March 31, 2004, Disney-licensed product sales accounted for approximately 48% of the Company's total sales. There were no Disney-licensed product sales in the prior fiscal year. Sales of product under license with the Smithsonian Institution and distributed by the Company's Soundprints division decreased from 48% of net sales in the prior fiscal year to 28% in the current fiscal year. The decrease in share of the Company's sales is partially a result of a delay in bringing to market a key new series, Smithsonian Prehistoric Pals, four titles comprising storybooks, audio CD's and bean-bag stuffed dinosaurs reviewed by respected paleontologists at the Smithsonian's National Museum of Natural History.

The following publishing initiatives (other than Disney) have been taken over the past year:

     1. The Company is developing its own series of Mother Goose nursery rhymes to replace the Mother Goose licensed property. It is expected that the new titles will be available in the fall of 2004.

     2. In the fall of 2003, the Company signed a license with the American Veterinary Medical Association to create a series of human interest and entertaining storybooks, audio CD's and stuffed bean bag related toys about pets and their valuable contribution to their owners and key roles they play in providing civic and municipal services to the community.

     3. In the fall of 2003, Soundprints introduced a new series of books, plush and audiobooks in collaboration with the African Wildlife Foundation (AWF). The Soundprints editorial staff and AWF conservation staff have worked together to publish stories of real animals living in the AWF Heartlands in Africa. These books provide contact details for a website that allows readers to sign up for monthly email updates concerning the day to day behavior, adventures and habits of the animal depicted in each storybook. A percentage of all sales of AWF products is donated to AWF to help continue AWF's conservation efforts.

     4. On February 27, 2004, the Company announced the signing of a publishing license between WGBH Educational Foundation, Boston, MA, and Trudy Corporation, to publish books and book-plus formats for distribution worldwide. The published product, to be released by Soundprints, will be targeted to a preschool audience and contain early childhood developmental and educational content utilizing the material and characters from the television series PEEP and the Big Wide World, to be aired on TLC and the Discovery Kids channel beginning April 5, 2004 in North America. The new titles will be available in North America in the late autumn of 2004.

COST OF SALES. The Company's consolidated cost of sales for the year ended March 31, 2004 increased $65,700 from $2,633,099 in the prior fiscal year to $2,698,800, an increase of 2.5%. Cost of sales as a percentage of net sales increased from 59.8% to 69.1% on the current fiscal year.

While cost of sales increased for the current fiscal year, direct product costs decreased for the fiscal year ended March 31, 2004 versus the prior year, from $1,947,800 in fiscal year 2003 to $1,630,900 in the fiscal year ended March 31, 2004. This represents a decrease of $316,900 or 16.3%. As a percentage of net sales, direct product costs decreased from 44.2% in the prior fiscal year to 41.8% in the current fiscal year. The decrease in direct product costs is a result of the Company's continuing efforts to locate book printers and plush suppliers with lower manufacturing costs. The decreased costs of sales were also a result of sales of Disney-licensed product which, on average, involve higher gross margins.

While direct product costs decreased versus the prior fiscal year, total cost of sales increased mainly as a result of miscellaneous warehouse-related and other costs, including warehouse and product development labor, amortization, warehouse supplies and inventory obsolescence expenses.

For the quarter ended December 31, 2003 management revised its estimate of the average expected lives of its publications based on current historical sales patterns. As a result, amortization expenses increased $163,700 from $44,000 in the fiscal year ended March 31, 2003 to $207,700 in the current fiscal year.

The Company's reserve for inventory obsolescence increased by $169,000 from $81,500 in the fiscal year ended March 31, 2003 to $250,400 in the current fiscal year. The inventory provision increased as a result of additional write-downs for inventory evaluated to be obsolete or slow moving in the current fiscal year. Editorial salaries also increased $56,100 from $99,800 in the prior fiscal year to $155,900 in the current fiscal year, an increase of 56.2%. This increase is a result of new hiring to support the increase in new publications.

Offsetting these increases, miscellaneous assembly materials decreased $60,000 from $123,300 in the prior fiscal year to $63,300 in the current fiscal year. This decrease is attributed to the decreased net sales in its Soundprints division which utilizes considerably more miscellaneous assembly materials than Studio Mouse products, which currently ships a higher percentage of sales directly to its customers from overseas manufacturers prepackaged.

GROSS PROFIT. As a result of these changes in net sales and cost of sales, the Company's gross profit for the year ended March 31, 2004 decreased 31.9% to $1,206,066 versus the prior year's gross profit of $1,771,907. Gross margin declined from 40.2% in the prior fiscal year to 30.9% in the fiscal year ended March 31, 2004.

Again, the current fiscal year's decline was a result of both a decrease in sales and an increase in warehouse and miscellaneous cost of goods-related expenses.

SELLING, GENERAL & ADMINISTRATIVE COSTS. The Company's selling, general, and administrative costs increased 35.1% from $1,974,432 from the prior fiscal year to $2,667,373 for the year ended March 31, 2004.

Royalty expenses were the single greatest contributor to the increase in selling, general and administrative costs for the current fiscal year. In the current fiscal year royalty expenses increased $388,600 from $130,600 for the prior fiscal year, to $519,200 in the current fiscal year, an increase of 292.2%. This increase was a result of new licensing and sales of product lines which carry a higher royalty rate.

In the year ended March 31, 2004, Soundprints continued the focus on rebuilding the direct mail consumer and library business. The total mailing for the fall 2003 was 600,000 catalogs versus 474,000 catalogs mailed in the fall of 2002. Unfortunately, the mailings were not profitable through the end of the current fiscal year. The Company's amortization expense from its fall 2003 catalog mailing increased $74,700 from $272,700 in the prior fiscal year to $347,400 in the current fiscal year, an increase of 26.6%. Catalog expenses are expected to decline considerably in the coming fiscal year as the Company has decided not to mail a fall 2004 direct mail catalog. Instead, it has entered into negotiations with a well-established distributor in the school and library market in an attempt to shift the catalog and mailing burden to the distributor while still increasing sales. An agreement is expected to be finalized by September 1, 2004.

Sales department salaries increased 189.6% to $117,900 in the current fiscal year from $40,700 in the prior fiscal year, an increase of $77,200. This is a result of a reclassification of personnel from office to sales and new hiring to gain greater access to the international market.

As a result of reclassification of all travel related to sales, specifically and an increased focus on the international market, travel and entertainment expense associated with the sales department increased $36,900 from $22,600 in the prior fiscal year, to $59,500 in the current fiscal year, an increase of 163.3%.

Office salaries increased $30,000 from $108,000 in the prior fiscal year to $138,000 for the year ended March 31, 2004. This is primarily a result of new personnel hired to assist in the accounting department. As noted in the 8-K filed with the SEC on August 6, 2004, unforeseen employee turnover contributed to the delay of this annual report though it is expected that vacant positions will be filled shortly.

Insurance costs also increased 89.0% from $27,000 in the prior fiscal year to $51,000 in the current fiscal year, an increase of $24,000. This is attributed to increases in the Company's commercial and liability coverage and credit insurance policy. It is expected that cost increases will continue.

Offsetting these increases, bad debt expense decreased $68,900 to $105,700 for the year ended March 31, 2004 versus the comparable prior year amount of $174,600. In the fiscal year ended March 31, 2003 the Company received word of the bankruptcy of its largest international customer. The Company's receivables from such customer were $349,300 and were thus deemed uncollectible to the extent of the amount not provided by credit insurance. The Company had credit insurance for the customer covering approximately 50% of the bad debt. In April 2003, the Company received $170,000 from its credit insurance provider for this claim. The Company experienced no such loss in the fiscal year ended March 31, 2004 and further believes that based on current information, the Company's reserves are sufficient. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

The Company's amortization and depreciation expense increased $16,000 from $61,200 in the prior fiscal year to $77,200 in the current fiscal year as a result of the early retirement of certain assets no longer utilized by the Company.

INTEREST EXPENSE. The Company's interest expense (net) for the year ended March 31, 2004 was $51,300, a decrease of $67,000 over the comparable prior year amount of $118,300. Favorable interest rates from the Company's bank and principal shareholder/officers in the current fiscal year lead to the decrease along with a one-time increase in customer interest income.

ROYALTY INCOME/EXPENSE. The Company's royalty income (net) for the year ended March 31, 2004 increased by $120,700 from an expense of $47,200 in the prior fiscal year to an income of $73,600 for the year ended March 31, 2004. The significant change in royalty income was a result of increased royalty income from subrights sales.

OTHER INCOME/EXPENSE. The Company's other expense for the year ended March 31, 2004 was $260,042 versus an income of $67,600 for the prior fiscal year. The prior year gain primarily reflects a reduction of previous periods' liabilities. Such liabilities were outstanding until debt compromise letters that were mailed in 2001 were subsequently agreed to during the fiscal year ended March 31, 2003.

The expense for the current fiscal year is primarily a result of a one-time writedown of assets. As a result of the change of ownership of Studio Mouse, LLC as of August 20, 2002, goodwill was recognized in the amount of $263,897. For the fiscal year ended March 31, 2004 the Company determined that an impairment had occurred and thus incurred a one-time charge of $263,897 related to the disposal of all of the Company's goodwill.

NET INCOME/LOSS. As a result of the items discussed above, the Company's net loss for the year ended March 31, 2004 was $1,685,281 compared to a net loss of $314,706 for the comparable prior fiscal year.


Impact of New Accounting Pronouncements
---------------------------------------

The Company is not aware of any recent accounting standards issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.


Liquidity and Capital Resources
-------------------------------

The Company continues to experience a working capital deficiency and negative cash flow as it has increased staff to support future sales growth to a level that it anticipates to achieve profitability.

For the fiscal year ended March 31, 2004 the Company borrowed $50,000 from a principal shareholder/officer. The Company used the funds to cover payments for a new licensed property. On August 12, 2004 the Company's backlog was approximately $2,378,500. The Company continues its relationship with the Delta Capital Group, LLC which provides assistance in seeking and securing financing and exploring the Company's strategic options.

For the year ended March 31, 2004 one principal shareholder/officer was repaid $87,736 relating to pre-existing loans. Subsequent to March 31, 2004, this principal shareholder/officer was repaid approximately $35,000 relating to pre-existing loans. For the fiscal year ended March 31, 2004, the chief executive officer waived salary of $102,500 which was recorded as a contribution to capital.

As the company continues to source products with new vendors in order to lower its product costs, it has done so at favorable terms. In all cases books are purchased from its overseas vendors at 90 day payment terms on presentation of a bill of lading. This has allowed the company in some instances to receive payment from its customers before payments are due its vendors. Plush toys and CD's are purchased at slightly less favorable credit terms.

On February 5, 2004 the Company closed on bank financing which converted existing term notes into a revolving line of credit and provided a long term loan with favorable amortization rates. The line of credit has a term through February 4, 2005 with an interest rate equal to the Wall Street Journal prime rate plus 1.5 % per annum. The maximum amount of funds available to the Company is $750,000 and the borrowing base is equal to 80% of accounts receivable (of sales to unaffiliated companies), aged under 90 days. The Company also executed a UCC-1 Financing Statement covering a perfected first lien and security interest on all of the Company's assets. As of August 12, 2004 the Company had used approximately $654,000.

On February 5, 2004, the Company also received a loan for $300,000 with a five year term and payments made monthly based upon a fifteen year amortization. All outstanding principal and interest must be repaid in full at the end of such five year period. The interest rate is 7.0%.

As additional security for both loans, the bank received a mortgage and related security interest on the Company's premises located at 353 Main Avenue, Norwalk, Connecticut, owned by an affiliated entity.

Based on information currently available to management, it is not expected that the Company will run out of available funds in the coming fiscal year. Expected cash flows from the resale of returned merchandise at favorable prices supplemented by available lending sources appear to be adequate in covering the Company's ongoing activities. As previously noted, the Company has additional borrowing capacity available on its revolving line of credit. In prior fiscal years, two shareholder/officers had loaned funds to the Company to bridge shortfalls in operating cash flow. The two shareholder/officers have informed the Company that they no longer represent a funding option. However, the Company continues to consider outside funding options in the event that cash flow does not materialize in line with current expectations. Further, although the Company does not expect to run out of available funds in the coming fiscal year, it does anticipate having limited funds for additional growth and development.

Management continues to explore its options in finding a strategic partner. There are significant restraints put on the Company due to the lack of adequate working capital. It is believed a strategic investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition.

Management continues to analyze its cost structure in an effort to minimize its losses as it works to regain profitability. As previously noted, management increased personnel in fiscal year 2004 in anticipation of sales increases that failed to materialize and which could have returned the Company to profitability. While this resulted in an increased loss, the business still requires a minimum number of employees to function properly and it is not anticipated that the current headcount will be reduced in the fiscal year ending March 31, 2005. The Company has an aggressive sales forecast for the fiscal year ending March 31, 2005. If the forecast becomes achievable, the plan is to add two employees to its staff, one in editorial and the other in sales and marketing.

Furthermore, as interest rates continue to rise, the Company could potentially confront significantly increased interest expense over the long term as a result of the Company's high level of debt, putting further strains on working capital. While the Company has been able to negotiate favorable interest rates on $1,540,549 in loans from two principal shareholder/officers due on or before January 1, 2007, there is no guarantee this will continue when these loans are renegotiated at maturity. Furthermore, all shareholder/officer loans are demand loans and thus there are no assurances that the loans will not be called prior to maturity, and/or they may also be subject to an increase in interest rates.

Finally, the implementation of compliance procedures required under the Sarbanes-Oxley Act is scheduled to materially impact the Company effective with its fiscal year ended March 31, 2005. The costs associated with such compliance are anticipated to be material.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, the ability of its vendors to supply products in a timely manner, an increase in revenues coupled with continuing licensing support from its primary licensors, the Smithsonian Institution and Disney Licensed Publishing, and positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its bank will be sufficient to allow the Company to continue in operation.

ITEM 7.   FINANCIAL STATEMENTS



                        Trudy Corporation and Subsidiary

                                Financial Report

                                 March 31, 2004


                                    Contents



      Reports of Independent Registered Public Accounting Firms




      Consolidated Balance Sheet




      Consolidated Statements of Operations




      Consolidated Statements of Shareholders' Deficit




      Consolidated Statements of Cash Flows




      Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm


To The Shareholders
Trudy Corporation
Norwalk, Connecticut


We have audited the accompanying consolidated balance sheet of Trudy Corporation and Subsidiary as of March 31, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trudy Corporation and Subsidiary at March 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                    Dworken, Hillman, LaMorte & Sterczala P.C.
August 8, 2004
Shelton, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Stockholders
Trudy Corporation
Norwalk, Connecticut


We have audited the accompanying consolidated balance sheet of Trudy Corporation as of March 31, 2003, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Melville, NY
June 13, 2003

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 2004


Assets

Current assets:
Cash and cash equivalents                                         $      49,253
Accounts receivable, net                                                720,369
Inventories, net                                                      1,137,791
Prepaid expenses and other current assets                               205,947
                                                                  -------------

        Total current assets                                          2,113,360

Equipment, net                                                           55,247
Royalty advances, net                                                   167,460
Pre-publication costs and other assets, net                             387,532

                                                                  -------------
        Total assets                                              $   2,723,599
                                                                  =============

Liabilities and shareholders' deficit

Current liabilities:
Notes payable - bank                                              $   1,166,072
Notes payable - shareholder / officer and related parties             1,540,549
Current portion of long term debt                                        14,371
Accounts payable and accrued expenses                                   835,786
Royalties and commissions payable                                       242,902
Due to The Chart Studio (Pty) Ltd.                                       10,155
                                                                  -------------
        Total current liabilities                                     3,809,835

Long-term liabilities:
   Due to The Chart Studio (Pty) Ltd.                                   326,218
   Notes payable to bank, less current portion                          373,254
   Royalties payable                                                     15,371
                                                                  -------------
        Total long-term liabilities                                     714,843

                                                                  -------------
        Total liabilities                                             4,524,678

Minority interest                                                           551

Shareholders' deficit:
   Common stock: $.0001 par value                                        44,246
   Common stock: No par value                                                --

Additional paid-in capital                                            5,098,917
Accumulated deficit                                                  (6,944,793)

                                                                  -------------
        Total shareholders' deficit                                  (1,801,630)
                                                                  -------------
        Total liabilities and shareholders' deficit               $   2,723,599
                                                                  =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the
                       consolidated financial statements.

                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Operations
                  Years Ended March 31, 2004 and March 31, 2003


                                                          March 31, 2004   March 31, 2003
                                                          -------------    -------------
Net Sales                                                 $   3,904,866    $   4,405,006

Cost of Sales                                                 2,698,800        2,633,099

                                                          -------------    -------------
Gross Profit                                                  1,206,066        1,771,907

Operating expenses:
   Selling, general and administrative                        2,667,373        1,974,432

Loss from operations                                         (1,461,307)        (202,525)

Other income (expense)
   Interest, net                                                (51,297)        (118,281)
   Royalties, net                                                73,555          (47,179)
   Other income (expense)                                      (260,042)          67,641
                                                          -------------    -------------

Loss before minority interest                                (1,699,091)        (300,344)

   Minority interest in net income (loss) of subsidiary          13,810          (14,361)

                                                          -------------    -------------
Net loss                                                  $  (1,685,281)   $    (314,706)
                                                          =============    =============

Basic and diluted net (loss) income per share             $          --    $          --
                                                          =============    =============

Weighted average number of shares outstanding               442,460,249      442,460,249
                                                          =============    =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the
                       consolidated financial statements.

                        Trudy Corporation and Subsidiary
                Consolidated Statements of Shareholders' Deficit
                       Years ended March 31, 2004 and 2003

                                            Common Stock
                               -------------------------------------   Additional Paid-in     Accumulated      Total Shareholders'
                                    Shares              Amount              Capital             Deficit              Deficit
                               -----------------   -----------------   -----------------   -----------------    -----------------
Balance at March 31, 2002            442,460,249   $          44,246   $       4,945,264   $      (4,944,806)   $          44,704

   Contributed compensation                   --                  --              51,153                  --               51,153

   Net loss                                   --                  --                                (314,706)            (314,706)


                               -----------------   -----------------   -----------------   -----------------    -----------------
Balance at March 31, 2003            442,460,249   $          44,246   $       4,996,417   $      (5,259,512)   $        (218,849)

   Contributed compensation                   --                  --             102,500                  --              102,500

   Net loss                                   --                  --                  --          (1,685,281)          (1,685,281)

                               -----------------   -----------------   -----------------   -----------------    -----------------
Balance at March 31, 2004            442,460,249   $          44,246   $       5,098,917   $      (6,944,793)   $      (1,801,630)
                               =================   =================   =================   =================    =================

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the
                       consolidated financial statements.

                        Trudy Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                 Years ended March 31, 2004 and March 31, 2003


                                                                               2004            2003
                                                                           ------------    ------------
Cash Flows From Operating Activities
Loss before minority interest                                              $ (1,699,091)   $   (300,345)
Adjustments to reconcile loss before minority interest to
net cash used in operating activities:
   Depreciation                                                                  77,181          61,220
   Amortization of pre-publication costs                                        149,831          25,471
   Provision for losses on accounts receivable                                  (97,840)        161,500
   Provision for slow moving inventory                                          204,544        (410,000)
   Provision for sales returns                                                  336,119              --
   Compensation contributed to capital                                          102,500          51,153
   Imputed interest on long-term loan                                            23,501          13,820
   Impairment of goodwill                                                       263,897
Changes in operating assets and liabilities:
   Decrease (Increase) in accounts receivable                                   445,679        (480,039)
   Decrease (Increase) in advances to Studio Mouse LLC                               --          31,445
   (Decrease) Increase in due to Chart Studio (Pty) Ltd.                         (8,820)        (50,276)
   Decrease (Increase) in inventories                                          (121,961)        359,777
   (Increase) Decrease in prepaid expenses and other current assets              90,800         (43,353)
   Increase (Decrease) in accounts payable and accrued expenses                (259,434)        382,084
   Increase (Decrease) in royalties and commissions payable                      53,638        (158,822)

                                                                           ------------    ------------
Net cash used in operating activities                                          (439,456)       (356,365)

Investing activities:
   Net assets acquired from Studio Mouse, Including cash of $79,656                              29,231
   Purchases of property and equipment                                          (28,281)        (13,264)
   Pre-publication and royalty advances                                        (307,587)       (178,760)
                                                                           ------------    ------------
Net cash used in investing activities                                          (335,868)       (162,793)

Financing activities:

   Net change in note payable, bank                                             522,564        (300,000)
   Repayment of long term debt                                                   (3,406)
   Repayments to related parties                                                (89,763)       (169,434)
   Proceeds from related parties                                                 50,000       1,331,000
                                                                           ------------    ------------
Net cash provided by financing activities                                       479,395         861,566
                                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents                           (295,929)        342,408
Cash and cash equivalents at beginning of period                                345,182           2,774
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                 $     49,253    $    345,182
                                                                           ============    ============



Cash paid for interest                                                     $     77,943    $     49,755
Cash paid for income taxes                                                 $         --    $         --

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the
                       consolidated financial statements.

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


Basis of Presentation

The Company has incurred operating losses in the past four years, and has a deficiency in net assets. The Company's revenues have increased from $1,447,931 in 2001, to $3,392,808 in 2002 and to $4,405,006 in 2003. However, revenues declined to $3,904,866 in the year ended March 31, 2004. During this time the Company has been funded by a principal shareholder/officer. As of February 2004, the Company had received a line of credit and a term loan from its Bank.

The Company's ultimate ability to continue as a going concern is dependent upon the market acceptance of its products, and upon a continued increase in revenues coupled with continuing license agreements and positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its Bank, will be sufficient to allow the Company to continue in operation.


Principles of Consolidation

Investments in 20% to 50% owned equities are accounted for on the equity method. Ownership interests in excess of 50% are accounted for in consolidation.


Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


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


Pre-Publication Costs

Pre-publication costs are deferred and amortized on an accelerated method over their expected revenue generating lives. In December 2003, management revised its estimate of the average expected lives of its publications based on current historical sales patterns. This change in estimate resulted in additional expense of $93,900 in the year ended March 31, 2004.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired. In accordance with FAS No. 142 "Goodwill and Other Intangible Assets", goodwill and certain other intangible assets are no longer systematically amortized. These assets are evaluated on an ongoing basis for impairment.

Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management performs ongoing business reviews and evaluates impairment indicators based on qualitative and quantitative factors. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized. As of March 31, 2004 management determined that goodwill was impaired and a loss was recognized.


Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists,", based on historical experience.


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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible for tax purposes in future periods. A valuation allowance is recognized, if on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

No provision or liability for federal income taxes has been included in the Company's financial statements in relation to the income of Studio Mouse. As a limited liability company, it is not subject to income taxes. However, its equity owners are taxed on their proportionate share of Studio Mouse's taxable income.


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

Advertising expense related to catalogs and brochures was $347,400 and $274,300 for the fiscal years ended March 31, 2004 and 2003, respectively.

Other advertising expense for the year ended March 31, 2004 was $19,000 versus $15,400 in advertising expense for the year ended March 31, 2003.

2. Inventories

Inventories consist of the following:


        Raw Materials                           $    38,887
        Finished Goods                            1,303,448
                                                -----------
        Reserve for Obsolescence                   (204,544)
                                                -----------
        Inventory                               $ 1,137,791
                                                ===========

The company reviews its inventory for obsolescence and provides for obsolescence when the inventory is deemed to be unsaleable over a reasonable time.

3. Equipment

Equipment consists of the following:

        Machinery, equipment and dies           $    20,438
        Furniture and fixtures                       40,853
        Computer Software and Hardware              116,794
        Accumulated depreciation                   (122,838)
                                                -----------
        Equipment                               $    55,247
                                                ===========


4. Goodwill

As a result in the change of ownership of Studio Mouse, LLC as of August 20, 2002, goodwill was recognized in the amount of $263,897. In accordance with FAS No. 142, "Goodwill and Other Intangible Assets," the Company will not amortize goodwill, but will instead evaluate it for impairment on a periodic basis. As of March 31, 2004 the Company's management had determined that an impairment had occurred. The Company incurred a one-time charge of $263,897 related to the impairment.


5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

        Accounts payable                        $   700,944
        Payroll and related taxes                    53,646
        Other (Principally Interest)                 81,196
                                                -----------
                                                $   835,786
                                                ===========


6.  Notes Payable, Bank

Notes payable, banks includes the following:

     A revolving line of credit totaling $750,000
     through February 2005.  Interest is payable monthly
     equal to the Wall Street Journal prime rate plus
     1.5%.  Borrowings are subject to a borrowing base
     equal to 80% of eligible accounts receivable.  The
     note is also secured by all of the assets of the
     Company, a mortgage on the Company's premises and a      $    527,588
     personal guarantee of the majority shareholder.

     Note payable, bank, due on demand.  Interest is
     payable monthly at LIBOR plus 1%.  The note is
     secured by a personal guarantee of the majority                638,484
     shareholder.
                                                              -------------
                       Total                                  $   1,166,072
                                                              =============

7. Notes payable related parties/shareholders:

     Various notes payable to the
     president/shareholder due January, 2005.
     Interest payable monthly at 2.5%                         $     141,550
     Notes payable to the president/shareholder
     due in January 2007. The shareholder has
     the right to demand payment earlier.
     Interest is payable monthly at 2.5%                            945,000
     Notes payable, shareholder, payable at
     various dates between January 2005 and
     January 2007. The shareholder has the
     right to demand payment earlier. Interest
     is payable at specified maturity dates at
     5% per annum.                                                  454,000
                                                              -------------
               Total                                          $   1,540,550
                                                              =============


8.  Long term debt:

Notes payable to related parties consist of the following:

     Note payable, bank, payable in monthly
     installments of $2,713 including interest
     at 7%.  Balance due in February 2007.  The
     note is secured by all assets of the
     Company, a mortgage on the Company's
     premises and a personal guarantee of the
     majority shareholder                                     $     298,067
     Note payable, affiliate, payable in
     monthly installments of $801 with interest
     imputed at 8%.  The note is unsecured.                          89,558
               Less current portion                                 (14,371)
                                                              -------------
               Total                                          $     373,254
                                                              =============

The scheduled principal payments on long term debt follow:

     Year ending March 31, 2005                               $      14,371
     Year ending March 31, 2006                                      15,448
     Year ending March 31, 2007                                      16,603
     Year ending March 31, 2008                                      17,780
     Year ending March 31, 2009                                     249,542
     There after                                                     73,881
                                                              -------------
               Total                                          $     387,625
                                                              =============

9. Concentrations and Credit Risk

(a) Sales

Sales to four customers account for approximately 46% for the year ended March 31, 2004 and sales to 2 customers account for approximately 37% for the prior fiscal year.

The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian"). Sales with the Smithsonian name approximated 39% of net sales in the year ended March 31, 2004 and 29% in the year ended March 31, 2003.

Commencing in the fiscal year ended March 31, 2004, the Company sells certain goods under a license from Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). Disney-licensed product sales approximated 48% of net sales in the year ended March 31, 2004.

(b) Cost of Sales

The Company produces the majority of its products by sub-contracting with independent toy factories and printing plants located in Asia. In the fiscal year ended March 31, 2004, the Company purchased approximately $378,000 of its toys from one vendor in China. The company purchased books amounting to approximately $914,000 from two vendors in China and one broker in the U.S. comprising 67%, 31% and 2% of the Company's purchases respectively. The Company has other qualified sources of supply from which it has purchased in the past.

The Company owns the design of each stuffed toy product except for Smithsonian toys which are co-owned with the Smithsonian Institution. The Company does not own any of the Disney-branded book and CD products as Disney Licensed Publishing retains all rights, and actively manages the design of new products. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere.

As mentioned above, books are also purchased from a U.S. company which subcontracts production to various printers in the Far East. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally and CD's in Singapore and China.


10. Income Taxes

The Company's provision for income taxes was $0 for the years ended March 31, 2004 and 2003.

The provision for income tax differs from the U.S. federal statutory rate as follows:

                                                     2004         2003
                                                   --------     --------

     Income tax benefit at statutory rate               (39)%        (39)%
     Effect of graduated tax rates                        5%           5%
                                                   --------     --------
     Effective tax rate                                 (34)%        (34)%
     Valuation reserve for deferred tax asset            34%          34%
                                                   --------     --------
     Income tax benefit                                   0%           0%
                                                   ========     ========

The deferred tax assets consist of the following:

     Reserves and allowances                                 $     331,600
     Net operating loss carryforwards                            1,906,700
     Total gross deferred tax assets                             2,238,300
     Less valuation allowance                                   (2,238,300)
                                                             -------------
                                                             $           0
                                                             =============


The Company has a net operating loss carryforwards approximating $5,608,000 and expires as follows:

     2004                                                    $      27,000
     2005                                                          157,000
     2006                                                        1,246,000
     2007                                                          324,000
     2008                                                          258,000
     There after                                                 3,596,000
                                                             -------------
      Total                                                  $   5,608,000
                                                             =============


The realization of the Company's deferred tax assets is dependent on future profits, which are not assured. Accordingly, a valuation allowance equal to the net deferred tax assets has been provided at March 31, 2004. The valuation allowance for deferred tax assets increased by $808,300 and decreased by $137,000 during the years ended March 31, 2004 and 2003, respectively, due to the establishment of valuation reserves against all net deferred tax assets.

11. Stock-Based Compensation

The Company has stock options outstanding under its 1987 Stock Option Plan ("the Plan"). No further options may be granted under the Plan. Existing options expire upon the earlier of employee termination or ten years from the date of grant. Options outstanding have exercise prices from $0.001 to $0.002 and have a weighted average remaining life of 41 months.

A summary of the Company's stock option activity and related information is as follows:

                                                               Weighted-
                                                               Average
                                                               Exercise
                                                Options         Price
                                              ------------   ------------
     Outstanding at March 31, 2003               4,095,000   $      0.001
     Exercised                                          --          0.001
     Forfeited                                          --          0.001
                                              ------------   ------------
     Outstanding at March 31, 2004
     There were no stock option
     activities in 2004                          4,095,000   $      0.001
                                              ============   ============

     Exercisable at end of year                  4,095,000
                                              ============

12. Benefit Plan

Effective January 1, 1999, the Company adopted a 401(k) Retirement Plan, which covers substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent on the first 3 percent of employee contributions. The Company made approximately $8,500 and $8,100 in matching contributions to the Plan in 2004, and 2003, respectively.

13. Joint Venture

In 2002, the Company entered into a Joint Venture with Chart Studio (Pty.) Ltd. and formed Studio Mouse, LLC. Initially, the Company and Chart Studio each owned 45% and certain employees of the Company and Chart Studio owned the remaining 10%.

As a result of certain regulatory restrictions, Chart Studio was required to divest of its ownership interest, and in August 2002, the Joint Venture was restructured. Under the restructuring, the Company acquired Chart Studio's and it's employees' ownership interest in exchange for a note payable of $420,000 bringing the Company's total ownership in Studio Mouse to 95%. Chart Studio reserved the right to repurchase its interest if regulatory approval was obtained.

The note payable is due in August 2007 and does not bear interest. The Company recorded this amount with an imputed interest rate of 7.5%. As of March 31, 2004, the outstanding balance is $326,218.

In March 2004, the Company offered to acquire the outstanding minority interest in Studio Mouse and merge its operations with those of Trudy. As part of this offer, the Company negotiated a further restructuring of Chart Studio's outstanding option to allow Chart Studio, upon obtaining regulatory approval, to acquire 30% ownership in the Company and a seat on the Board of Directors in exchange for forgiveness of the outstanding note plus $25,000. The option period expires in December 2004.

The agreement also provides for Chart Studio to sell certain of the Company's products and allows for Chart Studio to acquire an additional 3% ownership interest if certain sales goals are met. Finally, Chart Studio has agreed to guarantee a portion of the Company's outstanding bank debt at the time it acquires its equity interest.

As of June 30, 2004, the Company is confident that it can quickly obtain all necessary approvals to merge Studio Mouse into Trudy Corporation.

Chart Studio has not yet provided corporate guarantees for the Company's revolving line of credit and term loan which was due July 1, 2004. Furthermore, Chart Studio has not delivered purchase orders to the Company for any incremental sales using its own sales force. However, Chart Studio has indicated that such purchase orders shall be forthcoming.


14. Supplemental Disclosure of Cash Flow Information

(a) Schedule of non-cash financing activities

In 2004 the Company refinanced and became the primary obligor of a $300,000 note payable to a bank previously owed to a related party.


15. Commitments

(a) Commitments

The Company leases its building and other items under non-cancelable short-term operating leases from a limited liability company owned by the Company's President and shareholder, a current Board member, and a former Director and Officer. Rent expense was approximately $75,000 and $56,000 for the years 2004 and 2003, respectively.

(b) Royalties

On April 30, 2002 the Company received an amendment from the Smithsonian extending the license term to September 30, 2007. Minimum remaining royalty amounts are as follows:

                      Period                                    Amount
      ----------------------------------------                -----------

      October 1, 2003 - September 30, 2004                        120,000
      October 1, 2004 - September 30, 2005                        125,000
      October 1, 2005 - September 30, 2006                        130,000
      October 1, 2006 - September 30, 2007                        135,000
                                                              -----------
                                                              $   510,000
                                                              ===========

On June 25, 2003 the Subsidiary signed a license with Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney") to publish certain novelty book and audio CD formats for distribution within North America. The license agreement provided for guaranteed royalty payments of $415,000 to be remitted to Disney over the term of the license. As of June 30, 2004, the Subsidiary had made payments to the licensor approximating $343,000. Although the current license term expires in May 2005, it is anticipated, though not assured, that the license agreement will be renewed.

(c) Contingency

On May 14, 2002 the Company was served with a complaint from the State of Connecticut Commission on Human Rights (CHRO). The complaint alleges unlawful discriminatory practices. On January 28, 2003 the (CHRO) released its jurisdiction over the complaint authorizing the complainant to commence a civil action against the Company. On March 18, 2003 the Company was served with a complaint, commencing a lawsuit in Connecticut Superior Court. On December 1, 2003, the Company settled the suit. Under the terms of the settlement, the Company did not admit to any liability, violation of rights, or violation of any order, law, statute, duty or contract.

On August 15, 2003 the Company was sued in the Superior Court of California for breach of contract. Management and legal counsel are of the opinion that the complaint is without merit and the final resolution of the litigation will not have a material adverse impact on the Company.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the names and ages of all the directors and the executive officers of the Registrant and the positions and offices held by such persons as of June 1, 2004

        Name                  Age   Position
        ----                  ---   --------

        William W. Burnham     61   Chairman of the Board of Directors,
                                    President, and Chief Executive Officer

        Alice B. Burnham       56   Director

        Peter D. Nalle         56   Director

        Fred M. Filoon         61   Director

        Ashley C. Andersen     31   Executive Vice President, Publisher,
                                    Director

        Patty Sullivan         46   Director

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

Patty Sullivan is Trudy Corporation's newest Director, elected in February, 2004. Ms. Sullivan served as Executive Vice President and Publisher and Executive Vice President of Sales, Marketing, and Licensing at Golden Books from 1996 to 1999. She served as the Senior Vice President of Sales and Marketing at Random House from 1993-1995 (and was with the company in various positions for 12 years) and went on to be Senior Vice President and Publisher at Simon & Schuster, where she launched Nickelodeon Books in 1995. Ms. Sullivan has had her own successful consulting and licensing business for several years, with such clients as Scholastic, Barnes & Noble, Lamaze Books, the American Academy of Pediatrics, and Build-A-Bear Workshop.


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

Based solely on the Company's review of forms furnished to the Company, the Company believes that all filing requirements with respect to the year ended March 31, 2004 applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except that Peter Nalle, a Director; failed to file a Form 4 on a timely basis for the sales of common stock in January 2004.

ITEM 10.  EXECUTIVE COMPENSATION

During the year ended March 31, 2004 no employee of the Company received compensation exceeding $100,000. While William W. Burnham, the President and Chief Executive Officer, had a salary at an annual rate of $102,500 for the fiscal year ended March 31, 2004, he waived the salary and it was recorded as contributed capital.


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

As of March 31, 2004, 4,095,000 shares were subject to outstanding options.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2004, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

--------------------------------------------------------------------------------

                               Common Stock
   Name                        Beneficially Owned(1)       Percent of Class
--------------------------------------------------------------------------------

   William W. Burnham(2)(3)              102,386,000                   22.9%
--------------------------------------------------------------------------------

   Alice B. Burnham(2)(3)                 72,770,000                   16.3%
--------------------------------------------------------------------------------

   Fred M. Filoon (3)(4)                  13,750,000                    3.1%
--------------------------------------------------------------------------------

   Peter D. Nalle (3)                     13,750,000                    3.1%
--------------------------------------------------------------------------------

   Ashley C. Andersen (3)                 20,000,000                    4.5%
--------------------------------------------------------------------------------

   John Sullivan (3)(5)                   11,000,000                    2.5%
--------------------------------------------------------------------------------

   Patty Sullivan (3)(5)                     184,000                    NMF
--------------------------------------------------------------------------------

   All Directors and
   Officers as a group (6                233,840,000                   52.8%
   persons) (4)
--------------------------------------------------------------------------------


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

5)   Brother and sister.

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

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

Dated: August 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                     Date
---------                     -----                                     ----
/s/ WILLIAM W. BURNHAM        Chairman of the Board,                    August 30, 2004
---------------------------   President and Chief Executive Officer
William W. Burnham            Acting Principal Financial Officer


/s/ ALICE B. BURNHAM          Director                                  August 30, 2004
---------------------------
Alice B. Burnham


/s/ PETER D. NALLE            Director                                  August 30, 2004
---------------------------
Peter D. Nalle


/s/ FRED M. FILOON            Director                                  August 30, 2004
---------------------------
Fred M. Filoon


/s/ ASHLEY C. ANDERSEN        Director                                  August 30, 2004
---------------------------
Ashley C. Andersen


/s/ PATTY SULLIVAN            Director                                  August 30, 2004
---------------------------
Patty Sullivan