Form 10QSB
period 2004-06-30
TRUDY CORP
filed 2004-11-15
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2004

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


                              SHARES OUTSTANDING AT
                                November 12, 2004
                Common Stock, $.001 par value: 442,460,249 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheet - June 30, 2004 (unaudited)                 3

      Consolidated Statements of Operations (unaudited) for the
         three months ended June 30, 2004 and June 30, 2003 (unaudited)      4

      Consolidated Statements of Cash Flows (unaudited) for three
         months ended June 30, 2004 and June 30, 2003 (unaudited)            5

      Consolidated Statement of Shareholders' Deficit (unaudited)
         from April 1, 2004 through June 30, 2004                            6

      Notes to Financial Statements (unaudited)                              7

Item 2. Management's Discussion and Analysis                                13


                  PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   19

Item 2. Changes in Securities                                               20

Item 3. Defaults upon Senior Securities                                     20

Item 4. Submission of Matters to a Vote of Security Holders                 20

Item 5. Other Information                                                   20

Item 6. Exhibits and Reports on Form 8-K                                    20

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet
                       For the Quarter ended June 30, 2004



                                                                     (Unaudited)
Assets

Current assets:
Cash and cash equivalents                                           $    75,527
Accounts receivable, net                                                415,789
Inventories, net                                                      1,175,405
Prepaid expenses and other current assets                               154,022
                                                                    -----------

     Total current assets                                             1,820,742

Other assets:
Equipment, net                                                           46,689
Royalty advances, net                                                   164,866
Pre-publication costs and other assets, net                             435,161

                                                                    -----------
     Total assets                                                   $ 2,467,458
                                                                    ===========


Liabilities and shareholders' equity

Current liabilities:
Notes payable - bank                                                $ 1,258,072
Notes payable - shareholder / officer and related parties             1,507,803
Current portion of long-term debt:                                       10,855
Accounts payable and accrued expenses                                   763,528
Royalties and commissions payable                                       222,380
Due to The Chart Studio (Pty) Ltd.                                        1,585
                                                                    -----------
     Total current liabilities                                        3,764,224

Long-term liabilities:
  Due to The Chart Studio (Pty) Ltd.                                    332,372
  Notes payable to bank                                                 373,255
  Royalties payable                                                      15,371
                                                                    -----------
     Total long-term liabilities                                        720,998

                                                                    -----------
     Total liabilities                                                4,485,222


Minority interest                                                           -

Shareholders' equity:
Common stock: $.0001 par value                                           44,246
Additional paid-in capital                                            5,125,167
Accumulated equity / (deficit)                                       (7,187,177)

                                                                    -----------
     Total shareholders' equity                                      (2,017,764)
                                                                    -----------
     Total liabilities and shareholders' equity                     $ 2,467,458
                                                                    ===========


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                        Trudy Corporation and Subsidiary
                      Consolidated Statement of Operations
                             For the Quarters Ended
                          June 30, 2004 & June 30, 2003


                                                    June 30, 2004    June 30, 2003
                                                    -------------    -------------
                                                     (Unaudited)      (Unaudited)
Net Sales                                           $     857,935    $     709,734

Cost of Sales                                             438,331          457,334

                                                    -------------    -------------
Gross Profit                                              419,605          252,400

Operating expenses:
  Selling, general and administrative                     640,844          481,071
                                                    -------------    -------------

Loss from operations                                     (221,239)        (228,671)

  Other income (expense)
  Interest, net                                           (35,372)         (27,453)
  Royalties, net                                            7,948            7,943
  Other income (expense)                                    5,728               62
                                                    -------------    -------------

Loss before minority interest                            (242,935)        (248,119)

  Minority interest income (expense)                          551           (1,099)

                                                    -------------    -------------
Net (loss) income                                        (242,384)        (249,218)
                                                    =============    =============

Basic and diluted net loss per share                $        -       $        -
                                                    =============    =============

Weighted average number of shares outstanding         442,460,249      442,460,249
                                                    =============    =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Quarters ended June 30, 2004 & June 30, 2003

                                                                  June 30, 2004  June 30, 2003
                                                                  -------------  -------------
                                                                   (Unaudited)    (Unaudited)

Cash Flows From Operating Activities
Loss before minority interest                                      $  (242,935)   $  (248,119)
Adjustments to reconcile loss before minority interest to net cash used in operating activities:
Depreciation                                                            11,123         12,640
Amortization of pre-publication costs                                   33,869         14,238
Amortization of organization costs                                          --            271
Provision for losses on accounts receivable                              6,650       (190,000)
Provision for promotional allowances                                    54,691             --
Provision for slow moving inventory                                    (15,500)        24,000
Provision for sales returns                                           (174,006)            --
Imputed interest on long-term loan                                       6,155          5,712

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable                             452,351        789,549
Decrease (Increase) in advances to Studio Mouse                             --             --
(Decrease) Increase in due to Chart Studio (Pty) Ltd.                   (8,570)            --
Decrease (Increase) in inventories                                     (22,114)       103,901
(Increase) Decrease in prepaid expenses and other current assets        16,819         68,319
Increase (Decrease) in accounts payable and accrued expenses           (72,258)      (596,295)
Increase (Decrease) in royalties and commissions payable               (20,520)       (42,804)
Increase (Decrease) in contributed compensation                         26,250         23,750
                                                                   -----------    -----------
Net cash used by operating activities                                   52,005        (34,838)

Investing activities:
Purchases of property and equipment                                     (2,565)        (5,358)
Pre-publication and royalty advances                                   (78,904)      (121,318)
                                                                   -----------    -----------
Net cash used by investing activities                                  (81,469)      (126,676)

Financing activities:

Repayments of short-term debt                                           92,000             --
Repayments to related parties                                          (36,262)       (27,420)
Proceeds from related parties                                               --         15,353
                                                                   -----------    -----------
Net cash provided by financing activities                               55,738        (12,067)
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                    26,274       (173,581)
Cash and cash equivalents at beginning of period                        49,253        345,182
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $    75,527    $   171,601
                                                                   ===========    ===========


Cash paid for interest                                             $    19,343    $    10,103
Cash paid for income taxes                                         $        --    $        --

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

                                Trudy Corporation
                      Statement of Shareholders' Deficiency
                         For Quarter Ended June 30, 2004

                                        Common Stock               Additional                            Total
                               -------------------------------       Paid-in        Accumulated      Shareholders'
                                   Shares           Amount           Capital          Deficit      (Deficit) Equity
                               --------------   --------------   --------------   --------------    --------------
Balance at March 31, 2004      $  442,460,249   $       44,246   $    5,098,917   $   (6,944,793)   $   (1,801,630)

Contributed compensation                  -                -             26,250              -              26,250

Net loss (unaudited)                      -                -                -           (242,384)         (242,384)

                               --------------   --------------   --------------   --------------    --------------
Balance at June 30, 2004          442,460,249           44,246        5,125,167       (7,187,177)   $   (2,017,764)
                               ==============   ==============   ==============   ==============    ==============

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2004.

The Company has incurred operating losses in the past four years, and has a deficiency in net assets. The Company's revenues have increased from $1,447,931 in 2001, to $3,392,808 in 2002 and to $4,405,006 in 2003. However, revenues declined to $3,904,866 in the year ended March 31, 2004. During this time the Company had been funded by a principal shareholder/officer. As of February 2004, the Company had received a line of credit and a term loan from its Bank.

The Company's ultimate ability to continue as a going concern is dependent upon the continued market acceptance of its products, the ability of its vendors to supply products in a timely manner, an increase in revenues coupled with continuing licensing support from its primary licensors, the Smithsonian Institution, Disney Licensed Publishing and WGBH Educational Foundation, as well as positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its bank will be sufficient to allow the Company to continue in operation.


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

Equipment

Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from three to seven years for machinery and equipment, and furniture and fixtures.

Fair Value of Financial Instruments

The Company has the following financial instruments: cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, notes payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximate their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair market value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists", based on historical experience.

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

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed using the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities, if any, using the if-converted method. The assumed exercise of stock options would not have an effect on earnings per share in either fiscal year 2005 or 2004.

Comprehensive Loss

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes rules for the reporting and display of comprehensive income and its components. Comprehensive loss for the Company is the same as net loss for all periods presented.

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

Advertising

Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed the publication date of the new brochure or twelve months, whichever is less. The Company provides cooperative advertising allowances to certain customers. These allowances are accounted for in accordance with the requirements of Emerging Issues Task Force Statement No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer".

Advertising expense related to catalogs and brochures was $64,586 and $59,912 for the three month periods ended June 30, 2004 and 2003, respectively.

Other advertising expense for the three month periods ended June 30, 2004 and June 30, 2003 were $876 and $9,000 respectively.


3.   Inventories

Inventories consist of the following:


         Raw Materials                      $     26,764
         Finished Goods                        1,148,641
                                            ------------
         Inventory Value                    $  1,175,405
                                            ============


4.   Notes Payable, Bank

Notes payable, bank includes the following:

          A revolving line of credit totaling $750,000
          through February 2005. Interest is payable monthly
          equal to the Wall Street Journal prime rate plus
          1.5%. Borrowings are subject to a borrowing base
          equal to 80% of eligible accounts receivable. The
          note is also secured by all of the assets of the
          Company, a mortgage on the Company's premises and
          a personal guarantee of the majority shareholder.            $614,588

          Note payable, bank, due on demand. Interest is
          payable monthly at LIBOR plus 1%. The note is
          secured by a personal guarantee of the majority
          shareholder.                                                  643,484
                                                                    -----------
                      Total                                          $1,258,072
                                                                    ===========

5.   Notes payable related parties/shareholders:

          Various notes payable to the president/shareholder
          due January, 2005. Interest payable monthly at
          2.5%                                                         $108,803
          Notes payable to the president/shareholder due in
          January 2007. The shareholder has the right to
          demand payment earlier. Interest is payable
          monthly at 2.5%                                               945,000
          Notes payable, shareholder, payable at various
          dates between January 2005 and January 2007. The
          shareholder has the right to demand payment
          earlier. Interest is payable at specified maturity
          dates at 5% per annum.                                        454,000
                                                                    -----------
                      Total                                          $1,507,803
                                                                    ===========

6.   Long term debt:

Notes payable to related parties consist of the following:

          Note payable, bank, payable in monthly
          installments of $2,713 including interest at 7%.
          Balance due in February 2007. The note is secured
          by all assets of the Company, a mortgage on the
          Company's premises and a personal guarantee of the
          majority shareholder                                         $295,185
          Note payable, affiliate, payable in monthly
          installments of $801 with interest imputed at 8%.
          The note is unsecured.                                         88,924
                      Less current portion                              (10,855)
                                                                    -----------
                      Total                                            $373,254
                                                                    ===========

The scheduled principal payments on long term debt follow:

       Year ending March 31, 2005                      $10,855
       Year ending March 31, 2006                       15,448
       Year ending March 31, 2007                       16,603
       Year ending March 31, 2008                       17,780
       Year ending March 31, 2009                      249,542
       There after                                      73,881
                                                   -----------
                      Total                           $384,109
                                                   ===========


7.   Income Taxes

The Company has net operating loss carryforwards, on a fiscal year basis, approximating $5,688,500, which expire as follows:

       2004                           $    27,000
       2005                               157,000
       2006                             1,246,000
       2007                               324,000
       2008                               258,000
       There after                      3,676,500
                                    -------------
                                      $ 5,688,500
                                    =============


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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

NET SALES. Consolidated net sales for the three months ended June 30, 2004 and June 30, 2003 were $857,935 and $709,734, respectively. This represents an increase of $148,201 or 20.9% over the prior quarter a year ago.

For the three months ended June 30, 2004, the increase in net sales is primarily attributable to sales to the mass market, particularly to the warehouse clubs. Sales to this channel increased $282,000 over the prior fiscal quarter ended June 30, 2003, principally as a result of the customer acceptance of the Disney licensed product. While sales also increased as a result of sales to non-returnable discount retailers, these gains were partially offset by decreases in sales to book distributors and book retailers.

Net sales from the Company's Studio Mouse trade name increased 74.0% versus the prior year's comparable quarter. The content published under the Studio Mouse trade name is Mother Goose and Disney licensed properties. The latter comprised substantially all of Studio Mouse's sales for the quarter ended June 30, 2004. The license agreement between the Company and Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC, was not executed until June of 2003, thus no Disney-licensed product shipped in the fiscal quarter ended June 30, 2003.

For the Soundprints trade name, the largest sales increases came from the international division, school and library distributors and the discount retail division where sales are nonreturnable. Most encouraging were the year on year sales increases evident among school libraries and distributors, which appeared to indicate this category had underspent their budgets earlier in the year and were attempting to spend their remaining budget before their June 30 year end. As a result total net sales from the company's Soundprints trade name increased 15.1% versus the prior fiscal year's first quarter.

In the fiscal quarter ended June 30, 2004, Disney-licensed product sales accounted for approximately 43.1% of the Company's total sales. There were no Disney-licensed product sales in the quarter ended June 30, 2003. Sales of product under license with the Smithsonian Institution and distributed by the Company's Soundprints division (and certain titles and formats distributed by Studio Mouse in fiscal year 2003) decreased from 52.7% of net sales in the prior fiscal year's quarter to 42.5% in the current quarter ended June 30, 2004. Two of the Company's other product lines experienced declines as a result of no new products released to refresh the series.

COST OF SALES. The Company's consolidated cost of sales for the quarter ended June 30, 2004 decreased $19,003 from $457,334 in the prior year's quarter to $438,331 in the current year's quarter, a decrease of 4.2%. Cost of sales as a percentage of net sales also decreased from 64.4% to 51.1% in the current fiscal year.

Direct product costs for the quarter experienced a 26.5% decrease versus the prior year's quarter, from $314,000 to $231,000, a decrease of $83,000. As a percentage of net sales, direct product costs decreased from 44.3% in the prior fiscal year to 26.9% in the current quarter. The decrease in direct product costs is a result of the Company's continuing efforts to locate book printers and plush suppliers with lower manufacturing costs. The decreased costs of sales were also a result of sales of Disney-licensed product which, on average, involve higher gross margins.

While direct product costs decreased $83,000 in the quarter ended June 30, 2004 versus the prior year's comparable quarter, this was partially offset by an increase in indirect product costs such as warehouse, labor, supplies, amortization of pre-publication materials and product development. These costs increased $64,000 from June 30, 2003 to June 30, 2004 from $143,100 to $207,400, respectively.

For the quarter ended December 31, 2003 management revised its estimate of the average expected lives of its publications based on current historical sales patterns. As a result, amortization expenses increased $21,000 from $14,000 in the quarter ended June 30, 2003 to $35,000 in the current fiscal year's quarter.

Warehouse salaries increased 35.9% from $39,600 for the quarter ended June 30, 2003 to $53,800 for the quarter ended June 30, 2004, an increase of $14,200. This was primarily as a result of overtime pay to handle the general increase in shipping volume and processing returns, and was also due to general wage increases, and added payroll.

Editorial salaries also increased $18,450 from $28,350 in the prior year's quarter to $46,800 in the quarter ended June 30, 2004, an increase of 65.1%. This increase is a result of new hiring to support the threefold increase in new titles for the Fall to include Disney publications and a new publishing program entitled PEEP and the Big Wide World, licensed to Trudy Corporation by WGBH Educational Foundation as well as development of additional proprietary content.


GROSS PROFIT. As a result of positive changes in net sales and cost of sales, the Company's gross profit for the quarter ended June 30, 2004 increased 66.2% to $419,605 versus the prior quarter's gross profit of $252,400. Gross margin increased from 35.6% in the prior year's quarter to 48.9% in the quarter ended June 30, 2004.

Again, the current fiscal year's increase in gross profit was a result of an increase in sales and a decrease in direct product costs that was partially offset by an increase in warehouse and miscellaneous cost of goods-related expenses.


SELLING, GENERAL & ADMINISTRATIVE COSTS. The Company's selling, general, and administrative costs increased 33.2% from $481,071 from the prior quarter to $640,844 for the quarter ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses increased from 67.8% of net sales in the quarter ended June 30, 2003, to 74.7% of net sales in the current quarter.

Royalty expenses largely attributable to Disney licensed products were the single greatest contributor to the increase in selling, general and administrative costs for the quarter ended June 30, 2004. In the current quarter royalty expenses increased $66,970 from $18,480 for the prior quarter, to $85,450, an increase of 362.3%.

Outside services increased $33,950 from the quarter ended June 30, 2003 to June 30, 2004, from $11,700 to $45,650, respectively. This is primarily attributed to engagement fees related to the Company's investment banker and a consulting firm retained to review strategic options for the Company in advance of additional mandatory financial compliance requirements under the Sarbanes-Oxley Act to go into effect March 31, 2005.

Legal services increased $22,950 from $1,000 in the quarter ended June 30, 2003 to $23,950 in the quarter ended June 30, 2004. The increase is primarily attributed to the Company's exploration of its strategic options, including financial or capital restructuring.

Executive and office salaries increased $34,282 from $96,610 in the quarter ended June 30, 2003 to $130,892 in the current quarter ended June 30, 2004, an increase of 35.5%. This is attributed to a new staff accountant hire and general cost of living salary increases for existing employees.

Offsetting these increases, advertising expense decreased $8,125 from $9,000 in the prior quarter to $875 in the current quarter ended June 30, 2004. The Company incurred advertising expenses related to specific product sales into the mass market in the prior quarter. There were no such costs for the current quarter.

Exhibits and shows expenses decreased from $53,490 to $47,980, a decrease of $5,510 from the prior quarter versus the quarter ended June 30, 2004, a decrease of 10.3%. The Company attended two fewer trade shows in the current quarter due to a scheduling conflict for one show and lack of results for another show.

The Company also decreased its expenses for insurance, travel and entertainment, and bank charges and fees for the current quarter versus the prior quarter. The aggregate decrease in expenses for these accounts was $11,235.

LOSS FROM OPERATIONS. For the above reasons, the Company's loss from operations was $221,239 versus $228,671 for the prior year. This represents a decreased loss of $7,432, or 3.3%.

INTEREST. The Company's interest expense (net) for the quarter ended June 30, 2004 was $35,372, an increase of 28.8% over the comparable prior quarter's amount of $27,453. The balance on the Company's revolving credit line and term loan account for this increase.

ROYALTY EXPENSE. The Company's royalty income (net) for the quarter ended June 30, 2004 was virtually unchanged versus the prior quarter.

OTHER INCOME/EXPENSE. The Company's other income for the quarter ended June 30, 2004 was $5,728 versus income of $62 for the quarter ended June 30, 2003. The increase is partially attributable to an increase in other income related to recoveries of bad debts.

LOSS BEFORE MINORITY INTEREST. As a result of the items discussed above, the Company's net loss before minority interest for the quarter ended June 30, 2004 was $242,935 compared to a net loss of $248,119 for the quarter ended June 30, 2003.

NET INCOME/LOSS. The Company's net loss for the quarter ended June 30, 2004 was $242,384 compared to a net loss of $249,218 for the comparable prior quarter.

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

Reserve for Returns

The Company maintains allowances for product returns. These allowances are based on historical experience and known factors regarding specific information from customers or a product's known sell-through performance in the marketplace. If product return rates exceeded the established allowances, additional allowances would be required.


Liquidity and Capital Resources

The Company's cash flow was positive for the quarter ended June 30, 2004. However, it is expected that working capital will continue to be limited to fully capitalize on new growth opportunities and publication initiatives that are necessary to achieve profitability. As of November 12, 2004 the Company's backlog was approximately $902,000.

The Company continues its relationship with the Delta Capital Group, LLC which provides assistance in seeking and securing financing and exploring the Company's strategic options.

Management also continues to explore its options in finding a strategic partner. There are significant restraints put on the Company due to the lack of adequate working capital which has been a deterrent to finding such a partner in addition to being a public company where accounting and legal services for financial compliance are extraordinarily high as a percentage of the Company's general administrative costs. It is believed a strategic investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition.

For the quarter ended June 30, 2004 one principal shareholder/officer was repaid $32,750 relating to pre-existing loans. For the quarter ended June 30, 2004, the chief executive officer waived salary of $26,250 which was recorded as a contribution to capital. Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors whereby his salary is reduced to $1 per year.

The company continues to source products with new vendors in order to lower its product costs and has done so at favorable terms. In all cases books are purchased from its overseas vendors at 90 day payment terms on presentation of a bill of lading. This has allowed the company in some instances to receive payment from its customers before payment is due to its vendors. Plush toys and CD's are purchased at slightly less favorable credit terms.

On February 5, 2004 the Company closed on bank financing which converted existing term notes into a revolving line of credit for $750,000 and provided a long term loan of $300,000 line of credit. As of November 12, 2004 the Company had used approximately $358,400 of the revolving line of credit.

Based on information currently available to management, it is not expected that the Company will run out of available funds in the coming fiscal year. Expected cash flows from operations supplemented by available lending sources appear to be adequate in covering the Company's ongoing activities. However, the Company continues to consider outside funding options in the event that cash flow does not materialize in line with current expectations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does anticipate having limited funds for additional growth and development.


Management continues to analyze its cost structure in an effort to minimize its losses as it works to regain profitability. While management has increased personnel in fiscal year 2005 which resulted in an increased loss, the business still requires a minimum number of employees to function properly as sales increase. It is not anticipated that the current headcount will be reduced in the fiscal year ending March 31, 2005. The Company has an aggressive sales forecast for the fiscal year ending March 31, 2005.

As previously stated in the Company's annual report on Form 10-KSB, the implementation of compliance procedures required under the Sarbanes-Oxley Act is scheduled to significantly impact the Company effective with its fiscal year ended March 31, 2005. The costs associated with such compliance are anticipated to be material.

The Company's ultimate ability to continue as a going concern is dependent upon the continued market acceptance of its products, the ability of its vendors to supply products in a timely manner, an increase in revenues coupled with continuing licensing support from its primary licensors, the Smithsonian Institution, Disney Licensed Publishing and WGBH Educational Foundation, as well as positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its bank will be sufficient to allow the Company to continue in operation.

Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2004 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

(a)  Exhibits
-------------

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

                                      TRUDY CORPORATION
                                      (REGISTRANT)


Date: November 12, 2004               By: /s/ William W. Burnham
                                          ----------------------------
                                          William W. Burnham,
                                          Chairman and Chief Executive Officer