Form 10QSB
period 2004-09-30
TRUDY CORP
filed 2004-12-10
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2004

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


                              SHARES OUTSTANDING AT
                                December 10, 2004
                Common Stock, $.001 par value: 442,460,249 shares

                                                                           PAGE
INDEX                                                                     NUMBER
-----                                                                     ------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheet - September 30, 2004 (unaudited)          3

         Consolidated Statements of Operations (unaudited) for the
           three months and six months ended September 30, 2004 and
           September 30, 2003 (unaudited)                                     4

         Consolidated Statements of Cash Flows (unaudited) for six
           months ended September 30, 2004 and September 30, 2003
           (unaudited)                                                        5

         Consolidated Statement of Shareholders' Deficit (unaudited)
           from April 1, 2004 through September 30, 2004                      6

         Notes to Financial Statements (unaudited)                            7

Item 2.  Management's Discussion and Analysis of Financials
         Condition and Results of Operations                                 13


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 2.  Changes in Securities                                               23

Item 3.  Defaults upon Senior Securities                                     23

Item 4.  Submission of Matters to a Vote of Security Holders                 23

Item 5.  Other Information                                                   23

Item 6.  Exhibits and Reports on Form 8-K                                    23

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet


                                                                   September 30,
                                                                       2004
                                                                   -------------
                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                        $     87,010
  Accounts receivable, net                                            1,207,483
  Inventories                                                         1,087,868
  Prepaid expenses and other current assets                             107,425
                                                                   ------------

     Total current assets                                             2,489,785

Other assets:
  Equipment, net                                                         39,694
  Royalty advances, net                                                 175,620
  Pre-publication costs and other assets, net                           495,629
                                                                   ------------

     Total other assets                                                 710,943

                                                                   ------------
     Total assets                                                  $  3,200,728
                                                                   ============

Liabilities and shareholders' equity

Current liabilities:
  Notes payable - bank                                             $  1,312,049
  Notes payable - shareholder / officer and related parties           1,474,690
  Current portion of long term debt                                      14,801
  Accounts payable and accrued expenses                               1,068,780
  Royalties and commissions payable                                     421,180
                                                                   ------------
     Total current liabilities                                        4,291,500

Long-term liabilities:
  Due to The Chart Studio (Pty) Ltd.                                    338,644
  Notes payable to bank                                                 366,999
                                                                   ------------
     Total long-term liabilities                                        705,643

                                                                   ------------
     Total liabilities                                                4,997,143

Minority interest                                                            --

Shareholders' equity:
  Common stock: $.0001 par value                                         44,246
  Additional paid-in capital                                          5,125,167
  Accumulated equity / (deficit)                                     (6,965,828)
                                                                   ------------
     Total shareholders' equity                                      (1,796,415)
                                                                   ------------
     Total liabilities and shareholders' equity                    $  3,200,728
                                                                   ============

                                          Trudy Corporation and Subsidiary
                                        Consolidating Statement of Operations


                                                           Three Month Period                 Six Month Period
                                                           Ended September 30,               Ended September 30,
                                                      -----------------------------     -----------------------------
                                                          2004             2003             2004             2003
                                                      ------------     ------------     ------------     ------------
                                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Net Sales                                             $  2,001,689     $    995,186     $  2,859,624     $  1,704,920

Cost of Sales                                            1,024,083          689,541        1,462,414        1,146,875
                                                      ------------     ------------     ------------     ------------
Gross Profit                                               977,606          305,645        1,397,210          558,045

Operating expenses
  Selling, general and administrative                      716,798          692,403        1,357,642        1,173,474
                                                      ------------     ------------     ------------     ------------

Income/(loss) from operations                              260,808         (386,758)          39,568         (615,429)

Other income (expense)
  Interest, net                                            (38,613)          47,753          (73,985)          20,300
  Royalties, net                                            (2,686)           2,579            5,262           10,522
  Other income/(expense)                                     1,840             (617)           7,568             (555)
                                                      ------------     ------------     ------------     ------------

Other income/(expense):                                    (39,459)          49,715          (61,155)          30,267
                                                      ------------     ------------     ------------     ------------

Income/(loss) before minority interest                     221,349         (337,043)         (21,587)        (585,162)
  Minority interest income/(expense)                            --            1,626              551              527
                                                      ------------     ------------     ------------     ------------
Net income/(loss)                                          221,349         (335,417)         (21,036)        (584,635)
                                                      ============     ============     ============     ============

Basic and diluted net income/(loss) loss per share    $         --     $         --     $         --     $         --
                                                      ============     ============     ============     ============

Weighted average number of shares outstanding          442,460,249      442,460,249      442,460,249      442,460,249
                                                      ============     ============     ============     ============

                                   Trudy Corporation and Subsidiary
                                 Consolidated Statement of Cash Flows


                                                                             For the six months
                                                                             ended September 30,
                                                                        -----------------------------
                                                                            2004             2003
                                                                        ------------     ------------
                                                                        (Unaudited)      (Unaudited)

Cash Flows From Operating Activities
Net loss before minority interest                                       $    (21,036)    $   (584,635)
Adjustments to reconcile net loss/(income) before minority interest to net cash used in operating activities:
    Depreciation                                                              18,881           48,491
    Amortization of pre-publication costs                                     89,169           27,506
    Amortization of organization costs                                            --              542
    Provision for losses on accounts receivable                               24,834         (153,500)
    Provision for promotional allowance                                        99,183               --
    Provision for slow moving inventory                                       (9,544)          18,000
    Provision for sales returns                                              (28,998)              --
    Minority interest                                                           (551)            (527)
    Contributed compensation                                                  26,250           52,501
    Imputed interest on long-term loan                                        12,426           11,531

Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable                              (547,027)         404,473
    (Decrease in Due to Chart Studio (Pty) Ltd.                                   --           (8,025)
    Decrease (Increase) in inventories                                        59,468          (14,337)
    (Increase) Decrease in prepaid expenses and other current assets          63,418          (34,404)
    Increase (Decrease) in accounts payable and accrued expenses             222,839         (135,858)
    Increase (Decrease) in royalties and commissions payable                 162,907           11,110
                                                                        ------------     ------------
Net cash provided /(used) used by operating activities                       172,219         (357,132)

Investing activities:
    Purchases of property and equipment                                       (3,329)         (14,732)
    Pre-publication and royalty advances                                    (205,426)         (81,877)
                                                                        ------------     ------------
Net cash provided/(used) by investing activities                            (208,755)         (96,609)

Financing activities:
    Proceeds from short-term debt                                            145,977               --
    Repayments of short-term debt                                                 --               --
    Repayments to related parties                                            (71,684)         (30,913)
    Proceeds from related parties                                                 --          247,970
                                                                        ------------     ------------
Net cash provided/(used) by financing activities                              74,293          217,057
                                                                        ------------     ------------

Net increase (decrease) in cash and cash equivalents                          37,757         (236,684)
Cash and cash equivalents at beginning of period                              49,253          345,182
                                                                        ------------     ------------
                                                                        ------------     ------------
Cash and cash equivalents at end of period                              $     87,010     $    108,498
                                                                        ============     ============

Cash paid for interest                                                  $     51,690     $     31,357
Cash paid for income taxes                                              $         --     $         --

                                               Trudy Corporation
                                     Statement of Shareholders' Deficiency
                                 For the Six Months Ended September 30, 2004


                                                                                                     Total
                                         Common Stock             Additional                      Shareholders'
                                 ----------------------------      Paid-In       Accumulated       (Deficit)
                                    Shares          Amount         Capital          Deficit          Equity
                                 ------------    ------------    ------------    ------------     ------------

Balance at March 31, 2004        $442,460,249          44,246    $  5,098,917    $ (6,944,793)    $ (1,801,630)

Contributed compensation                   --              --          26,250              --           26,250

Net loss (unaudited)                       --              --              --        (242,384)        (242,384)

                                 ------------    ------------    ------------    ------------     ------------
Balance at June 30, 2004          442,460,249          44,246       5,125,167      (7,187,177)      (2,017,764)
                                 ============    ============    ============    ============     ============

Net loss (unaudited)                       --              --              --         221,349          221,349

                                 ------------    ------------    ------------    ------------     ------------
Balance at September 30, 2004     442,460,249          44,246       5,125,167      (6,965,828)      (1,796,415)
                                 ============    ============    ============    ============     ============

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2004.

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

The Company's ultimate ability to continue as a going concern is dependent upon the continued market acceptance of its products, the ability of its vendors to supply products in a timely manner, an increase in revenues coupled with continuing licensing support from its primary licensors, Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"), the Smithsonian Institution and WGBH Educational Foundation, as well as positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its bank will be sufficient to allow the Company to continue in operation.


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

Equipment

Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from three to seven years for machinery and equipment, and furniture and fixtures, and from one to three years for computer software and hardware.

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

Advertising expense related to catalogs and brochures was $28,314 and $102,408 for the three month periods ended September 30, 2004 and 2003, respectively. For the six month periods ended September 30, 2004 and 2003, advertising expense related to catalogs and brochures was $92,900 and $162,321, respectively.

There were no other advertising expenses for the three month periods ended September 30, 2004 versus $5,600 for the three months ended September 30, 2003. For the six month periods ended September 30, 2004 and 2003, other advertising expense was $876 and $14,600, respectively.


3.   Inventories

Inventories consist of the following:

         Raw Materials                      $      7,132
         Finished Goods                        1,080,736
                                            ------------
         Inventory Value                    $  1,087,868
                                            ============


4.   Notes Payable, Bank

Notes payable, bank includes the following:

         A revolving line of credit totaling $750,000 through
         February 2005. Interest is payable monthly equal to the
         Wall Street Journal prime rate plus 1.5%. Borrowings are
         subject to a borrowing base equal to 80% of eligible
         accounts receivable. The note is also secured by all of
         the assets of the Company, a mortgage on the Company's
         premises and a personal guarantee of the majority
         shareholder.                                               $   668,565

         Note payable, bank, due on demand. Interest is payable
         monthly at LIBOR plus 1%. The note is secured by a
         personal guarantee of the majority shareholder.                643,484
                                                                    -----------
                                                Total               $ 1,312,049
                                                                    ===========

5.   Notes payable related parties/shareholders:

         Various notes payable to the president/shareholder due
         January, 2005. Interest payable monthly at 2.5%.           $    75,690

         Notes payable to the president/shareholder due in
         January 2007. The shareholder has the right to demand
         payment earlier. Interest is payable monthly at 2.5%.          945,000

         Notes payable, shareholder, payable at various dates
         between January 2005 and January 2007. The shareholder
         has the right to demand payment earlier. Interest is
         payable at specified maturity dates at 5% per annum.           454,000
                                                                    -----------
                                                Total               $ 1,474,690
                                                                    ===========


6.   Long term debt:

Notes payable to related parties consist of the following:

         Note payable, bank, payable in monthly installments of
         $2,713 including interest at 7%. Balance due in February
         2007. The note is secured by all assets of the Company,
         a mortgage on the Company's premises and a personal
         guarantee of the majority shareholder.                     $   293,312

         Note payable, affiliate, payable in monthly installments
         of $801 with interest imputed at 8%. The note is
         unsecured.                                                      88,488

         Less current portion                                           (14,801)
                                                                    -----------
                                                Total               $   366,999
                                                                    ===========

The scheduled principal payments on long term debt follow:

         Year ending March 31, 2005             $    14,376
         Year ending March 31, 2006                  15,448
         Year ending March 31, 2007                  16,603
         Year ending March 31, 2008                  17,780
         Year ending March 31, 2009                 249,542
         There after                                 68,051
                                                -----------
                      Total                     $   381,800
                                                ===========


7.   Income Taxes

The Company has net operating loss carryforwards, on a fiscal year basis, approximating $5,330,000, which expire as follows:

         2004                                   $    27,000
         2005                                       157,000
         2006                                     1,246,000
         2007                                       324,000
         2008                                       258,000
         Thereafter                               3,318,000
                                                -----------
                                                $ 5,330,000
                                                ===========

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


Item 2.  Management's Discussion and Analysis of Financials
         Condition and Results of Operations

NET SALES. Consolidated net sales for the three months ended September 30, 2004 and September 30, 2003 were $2,001,689 and $995,186, respectively. This represents an increase of $1,006,503 or 101.1% over the prior quarter a year ago. For the six months ended September 30, 2004 and 2003, net sales were $2,859,624 and $1,704,920, respectively. This represents an increase of $1,154,704, or 67.7%.

For the three months ended September 30, 2004, the increase in net sales is primarily attributable to sales to the mass market and Canadian book distributors. Sales to the mass market increased $614,218 to $923,788 versus the prior fiscal quarter ended September 30, 2003 sales of $309,570, an increase of nearly 200%. This was primarily as a result of strong sell-in to warehouse clubs and continued acceptance by the consumer of planogram items in mass merchandisers such as Target for the Disney licensed product. Sales to international trade and mass market book distributors increased from $32,845 in the quarter ended September 30, 2003 to $434,898, an increase of $402,053 primarily as a result of sales to Disney licensees in Australia and South Africa as well as increased demand for Disney product in Canada. Other notable increases in revenue came from Soundprints sales of its supplemental library materials to libraries and library distributors as well as sales to booksellers and wholesale book distributors.

These broad-based gains were offset by decreases in sales to display marketers such as Books Are Fun and non-returnable discount retail accounts. Finally, because the Company chose not to mail a consumer catalog this year, sales were down $30,689 or 86.3% in the direct mail division.

For the three month period ended September 30, 2004, sales of the Company's Studio Mouse imprint (i.e. trade name) increased 120% versus the prior year's comparable quarter. The content published by Studio Mouse is principally titles from the Mother Goose and Disney licensed properties. Disney titles accounted for most of Studio Mouse's sales for the quarter ended September 30, 2004. For the Soundprints imprint, sales increased 20.4% versus the prior year. Soundprints' content is primarily comprised of Smithsonian, African Wildlife Foundation, and American Veterinary Medical Association licensed properties. Sales of Smithsonian licensed product decreased approximately 10% versus the prior year period. This decrease was partially offset by Soundprints' sales of Disney licensed product.

Sales of the Company's two new product lines under license from the American Veterinary Medical association (AVMA) and the African Wildlife Foundation (AWF) were less than 1% and 2% of sales, respectively. These two product lines were introduced in the current fiscal year and thus there were no sales in the prior fiscal year.

In the quarter ended September 30, 2004, Disney-licensed product sales accounted for approximately 75.0% of the Company's total sales, versus 47.5% of sales for the prior year. Sales of product under license with the Smithsonian Institution and distributed by the Company's Soundprints division (and certain titles and formats distributed by Studio Mouse in fiscal year 2003) decreased from 32.6% of net sales in the prior fiscal year's quarter to 12.1% in the current quarter ended September 30, 2004.

For the three month period ended September 30, 2004, 43.0% of the Company's sales were to one warehouse club distributor, versus 7.0% of total sales in the prior year period.

For the six month period, the increase in net sales is primarily attributable to sales to the mass market, international mass market distributors and international trade book distributors. Sales to the U.S. mass market increased $640,343 from $318,833 in the prior year to $959,176 for the six months ended September 30, 2004 or an increase of 200%. Sales to international trade book distributors increased $356,813 from $32,845 to $389,658 for the six months ended September 30, 2004. The increase is again primarily attributable to increased sales of Disney-licensed product to a Canadian distributor, as well as some sales to Disney licensees outside of North America. International mass market distributor sales were $89,874 in the current year. These sales, to international distributors, though not significant, demonstrated an increased propensity for European and some Asian customers to purchase American products made attractive by the weaker U.S. dollar. There were no sales to any accounts in this division in the prior year.

Sales increases to school and library distributors, close-out accounts and miscellaneous accounts were also offset by sales declines to book distributors, direct response catalog customers, non-returnable discount retailers, and website orders.

For the six month period ended September 30, 2004, net sales from the Company's Studio Mouse imprint increased nearly 100% versus the prior year's comparable six month period. Sales for Soundprints' products increased almost 15% versus the prior year six month period largely as a result of sales of Smithsonian licensed product which grew approximately 28% versus the prior year period spurred on by strong school and library sales.

For the six month period ended September 30, 2004, Disney-licensed product sales accounted for 64.9% of the Company's total sales, versus 31.3% of sales for the prior year. Sales of product under license with the Smithsonian Institution and distributed by the Company's Soundprints division (and certain titles and formats distributed by Studio Mouse in fiscal year 2003) decreased from 33.6% of net sales in the prior fiscal year's quarter to 19.7% in the current six month period.

For the six month period ended September 30, 2004, 36.4% of the Company's sales were to one warehouse club distributor, versus 7.7% of total sales in the prior year period.


COST OF SALES. The Company's consolidated cost of sales for the quarter ended September 30, 2004 increased $334,542 from $689,541 in the prior year's quarter to $1,024,083 in the current year's quarter, an increase of 48.5%. However, cost of sales as a percentage of net sales decreased from 69.3% to 51.2% in the current fiscal year. The decrease is largely attributable to the fixed cost nature of the company's warehouse operations from quarter to quarter and greater sales of high gross margin product versus the prior year's quarter.

Direct product costs for the quarter increased 53.2% versus the prior year's quarter, from $478,890 to $733,704, an increase of $254,814. As a percentage of net sales, direct product costs decreased from 48.1% in the prior fiscal year to 36.7% in the current quarter. The decrease in direct product costs is a result of the Company's continuing efforts to locate book printers and plush suppliers with lower manufacturing costs. The decreased cost of sales were also a result of revenue of Disney-licensed product which, on average, command higher suggested retail selling prices and, therefore, higher gross margins. Also, direct product costs declined company-wide because as pointed out above, Disney-licensed products were 75.0% of total company sales in the three month period ended September 30, 2004 versus 47.5% for the comparable period a year ago.

Indirect product costs for the quarter ended September 30, 2004 increased $79,728 from $210,651 to $290,379, an increase of 37.8%. As a percentage of net sales, indirect product costs decreased from 21.2% in the prior fiscal year to 14.5% in the current quarter. Indirect product costs are comprised of warehouse, labor, supplies, amortization of pre-publication materials and product development.

For the quarter ended December 31, 2003 management revised its estimate of the average expected life of its publications based on current historical sales patterns. As a result, in the quarter ended September 30, 2004 amortization expenses increased $42,712 to $55,980 from $13,268 in the prior year.

Design costs increased $18,288 from $2,950 in the prior quarter to $21,238 in the quarter ended September 30, 2004. This is primarily attributable to costs related to sub-contracted design work. Freight costs increased from 2003 to 2004, from $25,147 to $40,230, respectively, an increase of $15,083, largely as a result of revenue increases. Other smaller cost increases were slightly offset by a decrease in inventory obsolescence.

For the six months ended September 30, 2004, the Company's consolidated cost of sales increased $315,539 from $1,146,875 in the prior year period to $1,462,414 in the current year, an increase of 27.5%. Cost of sales as a percentage of net sales decreased from 67.3% to 51.1% in the current fiscal year.

Direct product costs for the six month period ended September 30, 2004 increased 21.6% versus the prior year period, from $793,098 to $964,685, an increase of $171,587. As a percentage of net sales, direct product costs decreased from 46.5% in the prior fiscal year to 33.7% in the current six month period. The decrease in direct product costs again are a result of both the Company's continuing efforts to locate book printers and plush suppliers with lower manufacturing costs and the greater share that the higher margin Disney-licensed products are of the entire company product mix.

Indirect product costs for the six month period ended September 30, 2004 and 2003 increased $143,953 from $353,777 to $497,730, respectively, an increase of 40.7%. As a percentage of net sales, indirect product costs decreased from 20.8% in the prior fiscal year to 17.4% in the current quarter. For the six month period the increase is primarily attributable to increases in amortization, warehouse salaries, freight and sub-contracted design costs.

Amortization expenses increased $63,626 from $27,505 in the six month period ended September 30, 2003 to $91,131 in the current year to date period. Sub-contracted design costs increased $22,443 from $2,950 for the prior year period to $25,393 in the period ended September 30, 2004. Both these costs were a result of the twofold increase in new Soundprints titles for fall 2004 and the threefold increase in new Disney titles. Freight costs increased from 2003 to 2004, from $48,084 to $70,940, respectively, an increase of $22,856. This is as a result of the increased level of sales. Lastly, warehouse salaries increased 27.4% from $88,073 for the six months ended September 30, 2003 to $112,235 for the six months ended September 30, 2004, an increase of $24,162. This was primarily attributable overtime pay to handle the general increase in shipping volume, processing returns and general wage increases.

Editorial salaries also increased $19,967 from $74,046 in the prior year six month period to $94,013 in the year to date period ended June 30, 2004, an increase of 27.0%. This increase is a result of new hiring to support the increase in new titles for the Fall to include Disney-licensed publications and a new publishing program entitled PEEP and the Big Wide World, licensed to Soundprints by WGBH Educational Foundation.


GROSS PROFIT. As a result of positive changes in net sales and cost of sales, the Company's gross profit for the quarter ended September 30, 2004 increased 219.9% to $977,606 versus the prior quarter's gross profit of $305,645. The Company's gross margin increased from 30.7% in the prior year's quarter to 48.8% in the quarter ended September 30, 2004.

Gross profit for the six months ended September 30, 2004 increased 150.4% to $1,397,210 versus the prior year's gross profit of $558,045. The gross margin increased from 32.7% in the prior year to 48.9% in the six months ended September 30, 2004.

The current fiscal year's increase in gross profit was a result of an increase in sales and a decrease in direct and indirect product costs as a percentage of sales principally from the higher product mix and margin that the Disney-licensed products return to the company.


SELLING, GENERAL & ADMINISTRATIVE COSTS. The Company's selling, general, and administrative costs increased 3.5% from $692,403 for the three months ended September 30, 2003 to $716,798 for the three months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses decreased from 69.6% of net sales in the quarter ended September 30, 2003 to 35.8% of net sales in the current quarter.

Royalty expenses largely attributable to Disney licensed products were the single greatest contributor to the increase in selling, general and administrative costs for the quarter ended September 30, 2004. Versus the prior year, current quarter royalty expenses increased $123,975 from $160,237 to $284,212, an increase of 77.4%. Disney-licensed product sales commenced in July 2003 and have increased year over year as the Company expands this product range.

Legal services increased $25,633 from $705 in the quarter ended September 30, 2003 to $26,338 in the quarter ended September 30, 2004. The increase is primarily a result of the Company's initiative to seek out its strategic options for capital restructuring.

Offsetting these increases, catalog expense decreased $74,094 from $102,408 in the prior year to $28,314 in the current quarter. The Company did not mail a direct to consumer catalog this fall as a result of the disappointing results from the prior year's mailing. The Company will reassess its mailing strategy in the coming year.

Depreciation expense decreased $28,093 versus the prior year's quarter, from $35,851 to $7,758 in the current quarter ended September 30, 2004. Depreciation expense for the prior quarter was increased as a result of the retirement of certain assets that were no longer utilized.

Executive and office salaries decreased $23,774 from $122,314 in the quarter ended September 30, 2003 to $98,540 in the current quarter ended September 30, 2004, a decrease of 19.4%. Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors whereby his salary is reduced to $1 per year. This salary reduction is primarily responsible for the salary decrease.

Lastly, the provision for bad debt decreased $18,189 to $18,329 in the quarter ended September 30, 2004 from $36,518 for the same period a year ago. The current year's allowance for uncollectible accounts was satisfactory for the amount of aged receivables outstanding. As a result, this expense decreased for the quarter.

For the six month period ended September 30, 2004, the Company's selling, general, and administrative costs increased 15.7% from $1,173,474 from the prior year to $1,357,642 for the current year. As a percentage of net sales, selling, general and administrative expenses decreased from 68.8% of net sales in 2003, to 47.5% of net sales in the current year to date period.

Royalty expenses largely attributable to Disney licensed products were again the single greatest contributor to the increase in selling, general and administrative costs for the six months ended September 30, 2004. Versus the prior year, current year royalty expenses increased $177,693 from $193,782 to $371,475, an increase of 91.7%. Disney-licensed product sales commenced in July 2003 and have increased year over year as the Company expands this product range.

Legal services increased $48,580 from $1,705 in the six months in the prior year to $50,285 in the six months ended September 30, 2004. The increase is primarily attributed to the Company's exploration of its strategic options, including capital restructuring.

Outside services increased $33,061 from the six months ended September 30, 2003 to September 30, 2004, from $21,506 to $54,567, respectively. This is primarily attributed to engagement fees related to the Company's investment banker retained to review strategic options for the Company in advance of additional mandatory financial compliance requirements under the Sarbanes-Oxley Act due to go into effect March 31, 2005.

Offsetting these increases, catalog expense decreased $69,421 from $162,321 in the prior year to $92,900 in the current year. Again, the Company did not mail a direct to consumer catalog this fall as a result of the disappointing results from the prior year's mailing.

Depreciation expense decreased $29,610 versus the prior year, from $48,491 to $18,881 in the six months ended September 30, 2004. Depreciation expense for the prior year was higher as a result of the retirement of certain assets that were no longer being utilized.

Provision for bad debts also decreased in the current year, from $42,028 in the prior year to $26,187 in the current year, a decrease of $15,841. The current year's allowance for uncollectible accounts was satisfactory for the amount of aged receivables outstanding. As a result, the expense decreased for the quarter.


INCOME/LOSS FROM OPERATIONS. For the quarter ended September 30, 2004, income from operations was $260,808 versus a loss of $386,758 for the same quarter the prior year. This represents an increase of $647,566, primarily attributable to higher revenues.

For the six month period ended September 30, 2004, the Company's income from operations was $39,568 versus a loss of $615,429 for the prior year.


INTEREST INCOME/EXPENSE. The Company's interest expense (net) for the quarter ended September 30, 2004 was $38,613, versus the comparable period a year ago when there was income of $47,753. The $86,366 difference was attributable to a one time gain a year ago of income from customer accounts related to recoveries of bad debts. The expense for the quarter ending September 30, 2004 reflected interest paid on the company's revolving credit line and debt service of the shareholders' term loans.

For the six month period ended September 30, 2004 interest expense was $73,985 versus income of $20,300 for the same period a year ago. Once again interest payments on the Company's revolving credit line and term loan accounts accounted for this year's expense while a one-time gain in interest income from customer accounts related to recoveries of bad debts accounted for last year's income for the similar period.


ROYALTY EXPENSE. The Company's royalty expense (net) for the quarter ended September 30, 2004 was $2,686 versus the prior quarter's income of $2,579.

For the six month period ended September 30, 2004 the Company's royalty income
(net) was $5,262 versus income $10,522 for the prior year six month period.


OTHER INCOME/EXPENSE. The Company's other income (net) for the quarter ended September 30, 2004 was $1,840 versus an expense of $617 for the quarter ended September 30, 2003. The income for the current year is partially attributable to a one-time gain related to the recoveries of bad debts.

The Company's other income (net) for the six months ended September 30, 2004 was $7,568 versus an expense of $555 for the quarter ended September 30, 2003. The income for the current year is partially attributable to a one-time gain related to the recoveries of bad debts.


INCOME/LOSS BEFORE MINORITY INTEREST. The Company's income before minority interest for the quarter ended September 30, 2004 was $221,349 compared to a loss of $337,043 for the quarter ended September 30, 2003.

The Company's loss before minority interest for the six months ended September 30, 2004 was $21,587 compared to a loss of $585,162 for the year to date period ended September 30, 2003.


NET INCOME/LOSS. As a result of the items discussed above, the Company's net income for the quarter ended September 30, 2004 was $221,349 compared to a net loss of $335,417 for the comparable prior quarter.

The Company's net loss for the six months ended September 30, 2004 was $21,036 compared to a net loss of $584,635 for the comparable period the prior year.

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

Liquidity and Capital Resources

It is expected that working capital will continue to be limited to fully capitalize on new growth opportunities and publication initiatives that are necessary to achieve profitability. As of December 10, 2004 the Company's backlog was approximately $764,000.

As a result of the disappointing results reported in the March 31, 2004 Annual report filed on Form 10-KSB, the Company believes that obtaining approval from Disney for the renewal of its license whose current term expires on May 31, 2005 may be problematic without additional financial security or capital restructuring. The Company is currently exploring options in its negotiations with Disney. Additional financial guarantees would place a substantial burden on the Company's working capital and thus further limit any new initiatives that are necessary to maintain growth.

The Company continues its relationship with the Delta Capital Group, LLC which provides assistance in seeking and securing financing while exploring the Company's strategic options.

Significant restraints continue to be placed on the Company because of the lack of adequate working capital, especially in the area of accounting services where expenses related to auditing and legal services for financial compliance are extraordinarily high as a percentage of the Company's general administrative costs. It is believed a strategic investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition.

Expected cash flows from operations supplemented by available lending sources appear to be adequate in covering the Company's ongoing activities. However, the Company continues to consider outside funding options in the event that cash flow does not materialize in line with current expectations or if the possible renewal of the Disney license requires additional financial guarantees. Although the Company does not expect to run out of available funds in the coming fiscal year, it does anticipate the need for working capital will eclipse the limits of its revolving credit facility if revenue growth is to be maintained and/or if additional financial guarantees become necessary in conjunction with the renewal of the Disney license.

For the quarter ended September 30, 2004 one principal shareholder/officer was repaid $33,113 relating to pre-existing loans. Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors whereby his salary is reduced to $1 per year.

The company continues to source products with new vendors in order to lower its product costs and has done so at favorable terms. In all cases books are purchased from its overseas vendors at 90 day payment terms on presentation of a bill of lading. This has allowed the company in some instances to receive payment from its customers before payment is due to its vendors. Plush toys and CD's are purchased at slightly less favorable credit terms. However, the Company has experienced upward cost pressure from its overseas vendors from paper and board price increases. At the same time the competitive nature of the book retailing market may preclude the Company from raising prices to absorb product cost increases thus reducing margins.

On February 5, 2004 the Company closed on bank financing which converted existing term notes into a revolving line of credit for $750,000 and provided a term loan of $300,000. As of December 10, 2004 the Company had used approximately $682,000 of the revolving line of credit.

As previously stated in the Company's Annual Report on Form 10-KSB, for its fiscal year ended March 31, 2004, the implementation of compliance procedures required under the Sarbanes-Oxley Act is scheduled to significantly impact the Company effective with its fiscal year ended March 31, 2005. The costs associated with such compliance are anticipated to be material.

The Company's ultimate ability to continue as a going concern is dependent upon the continued market acceptance of its products, the ability of its vendors to supply products in a timely manner, an increase in revenues coupled with continuing licensing support from its primary licensors, Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"), the Smithsonian Institution and WGBH Educational Foundation, as well as positive cash flow. Subject to the comments made above in this section, the Company believes that continued improvement in its sales and its ability to borrow money from its bank will be sufficient to allow the Company to continue in operation.


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

                            PART II. OTHER INFORMATION


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

                                        TRUDY CORPORATION
                                        (REGISTRANT)


Date: December 10, 2004                 By: /s/ WILLIAM W. BURNHAM
                                            ------------------------------------
                                            William W. Burnham,
                                            Chairman and Chief Executive Officer