Form 10QSB
period 2004-12-31
TRUDY CORP
filed 2005-04-08
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended December 31, 2004

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


                              SHARES OUTSTANDING AT
                                  April 6, 2005
               Common Stock, $.0001 par value: 455,734,057 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheet - December 31, 2004 (unaudited)              3

      Consolidated Statements of Operations (unaudited) for the
           three months and nine months ended December 31, 2004 and
           December 31, 2003 (unaudited)                                      4
      Consolidated Statements of Cash Flows (unaudited) for nine months
           ended December 31, 2004 and December 31, 2003 (unaudited)          5

      Consolidated Statement of Shareholders' Deficit (unaudited) from
           April 1, 2004 through December 31, 2004                            6

      Notes to Financial Statements (unaudited)                               7

Item 2. Management's Discussion and Analysis                                 14


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    24

Item 2. Changes in Securities                                                24

Item 3. Defaults upon Senior Securities                                      25

Item 4. Submission of Matters to a Vote of Security Holders                  25

Item 5. Other Information                                                    25

Item 6. Exhibits and Reports on Form 8-K                                     25

                         Trudy Corporation & Subsidiary
                                 Balance Sheet


                                                                   December 31,
                                                                       2004
                                                                  -------------
                                                                   (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                                               1,363
  Accounts receivable, net                                            1,807,563
  Inventories                                                         1,185,429
  Prepaid expenses and other current assets                             146,127
                                                                  -------------
    Total current assets                                              3,140,482

Equipment, net                                                           35,171
  Royalty advances, net                                                 175,139
  Pre-publication costs and other assets, net                           491,772
                                                                  -------------
    Total other assets                                                  702,082
                                                                  -------------
    Total assets                                                      3,842,564
                                                                  =============


Liabilities and shareholders' deficit

Current liabilities:
  Notes payable - bank                                                1,202,049
  Notes payable - shareholder / officer and related parties           1,438,629
  Current portion of long term debt                                      15,311
  Accounts payable and accrued expenses                               1,405,493
  Royalties and commissions payable                                     646,911
                                                                  -------------
    Total current liabilities                                         4,708,393

Long-term liabilities:
  Due to The Chart Studio (Pty) Ltd.                                    345,033
  Notes payable to bank (less current portion)                          362,833
                                                                  -------------
    Total long-term liabilities                                         707,866
                                                                  -------------
    Total liabilities                                                 5,416,259

    Minority Interest                                                    12,365

Shareholders' deficit:
  Common stock: $.0001 par value                                         44,245
  Additional paid-in capital                                          5,151,668
  Accumulated equity / (deficit)                                     (6,781,973)
                                                                  -------------
    Total shareholders' deficit                                      (1,586,060)
                                                                  -------------
    Total liabilities and shareholders' equity                        3,842,564
                                                                  =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                         Trudy Corporation & Subsidiary
                      Consolidating Statement of Operations

                                                                Three Month Period                   Nine Month Period
                                                                Ended December 31,                  Ended December 31,
                                                         --------------------------------    --------------------------------
                                                              2004               2003             2004              2003
                                                         --------------    --------------    --------------    --------------
                                                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net Sales                                                $    2,267,965         1,478,454         5,127,589         3,183,374

Cost of Sales                                                 1,135,700           774,992         2,598,114         1,921,867

                                                         --------------    --------------    --------------    --------------
Gross Profit                                                  1,132,265           703,462         2,529,475         1,261,507

Operating expenses
  Selling, general and administrative                           993,852           874,540         2,351,494         2,048,014
                                                         --------------    --------------    --------------    --------------

Income/(loss) from operations                                   138,413          (171,078)          177,981          (786,507)

Other income (expense)
  Interest, net                                                 (40,260)          (32,687)         (114,245)          (12,387)
  Royalties, net                                                 25,770            27,847            31,034            38,369
  Other income/(expense)                                         72,297              (350)           79,865              (905)
                                                         --------------    --------------    --------------    --------------

Other income/(expense):                                          57,807            (5,190)           (3,346)           25,077
                                                         --------------    --------------    --------------    --------------

Income/(loss) before minority interest                          196,220          (176,268)          174,635          (761,430)

  Minority interest income/(expense)                            (12,365)           (6,760)          (11,813)           (6,233)

                                                         --------------    --------------    --------------    --------------
Net income/(loss)                                               183,855          (183,028)          162,822          (767,663)
                                                         ==============    ==============    ==============    ==============

Basic and diluted net income/(loss) loss per share       $            -    $            -    $            -    $            -
                                                         ==============    ==============    ==============    ==============

Weighted average number of shares outstanding               442,460,249       442,460,249       442,460,249       442,460,249
                                                         ==============    ==============    ==============    ==============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                                                                           For the Nine Months
                                                                            Ended December 31,
                                                                       ---------------------------
                                                                           2004           2003
                                                                       ------------   ------------
                                                                       (Unaudited)    (Unaudited)
Cash Flows From Operating Activities
Net income / (loss) before minority interest                                162,822       (767,664)
Adjustments to reconcile net loss/(income) before minority interest to net cash provided by / (used in) operating activities:
  Depreciation                                                               27,250         61,707
  Amortization of pre-publication costs                                     149,688        162,784
  Amortization of organization costs                                              0          3,524
  Provision for losses on accounts receivable                                24,834       (100,951)
  Provision for promotional allowance                                        92,465              0
  Provision for slow moving inventory                                       115,456         35,417
  Provision for sales returns                                                88,755        155,329
  Minority interest                                                          11,814          6,233
  Contributed compensation                                                   52,750         76,251
  Imputed interest on long-term loan                                         18,815         17,460

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                             (1,258,142)      (272,668)
  (Decrease) in Due to Chart Studio (Pty) Ltd.                                    0         (4,125)
  Decrease (Increase) in inventories                                       (163,094)      (255,488)
  (Increase) Decrease in prepaid expenses and other current assets           18,729         45,831
  Increase (Decrease) in accounts payable and accrued expenses              559,552        (18,403)
  Increase (Decrease) in royalties and commissions payable                  388,638        156,416
                                                                       ------------   ------------
Net cash provided by / (used in) operating activities                       290,332       (698,347)

Investing activities:
  Purchases of property and equipment                                        (7,173)       (22,356)
  Pre-publication and royalty advances                                     (255,623)      (145,414)
                                                                       ------------   ------------
Net cash (used in) investing activities                                    (262,796)      (167,770)

Financing activities:
  Net proceeds from short-term debt                                          35,977              0
  Repayments to related parties                                            (111,401)       (57,057)
  Proceeds from related parties                                                   0        614,131
                                                                       ------------   ------------
Net cash provided by / (used in) financing activities                       (75,424)       557,074
                                                                       ------------   ------------

Net increase (decrease) in cash and cash equivalents                        (47,889)      (309,043)
Cash and cash equivalents at beginning of period                             49,253        345,182
                                                                       ------------   ------------
Cash and cash equivalents at end of period                                    1,363         36,139
                                                                       ============   ============

Cash paid for interest                                                       36,061         31,357
Cash paid for income taxes                                                       --             --

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                         Trudy Corporation & Subsidiary
                      Statement of Shareholders' Deficiency
                   For the Nine Months Ended December 31, 2004

                                             Common Stock                 Additional                             Total
                                   ---------------------------------       Paid-in         Accumulated        Shareholders'
                                        Shares           Amount            Capital           Deficit        (Deficit) Equity
                                   ---------------   ---------------   ---------------   ---------------    ----------------
Balance at March 31, 2004          $   442,460,249            44,246   $     5,098,917   $    (6,944,793)   $    (1,801,630)

Contributed compensation                         -                 -            26,250                 -             26,250

Net loss (unaudited)                             -                 -                 -          (242,384)          (242,384)

                                   ---------------   ---------------   ---------------   ---------------    ---------------
Balance at June 30, 2004               442,460,249            44,246         5,125,167        (7,187,177)        (2,017,764)
                                   ===============   ===============   ===============   ===============    ===============

Net loss (unaudited)                             -                 -                 -           221,349            221,349

                                   ---------------   ---------------   ---------------   ---------------    ---------------
Balance at September 30, 2004          442,460,249            44,246         5,125,167        (6,965,828)        (1,796,415)
                                   ===============   ===============   ===============   ===============    ===============

Contributed compensation                         -                 -            26,500                 -             26,500

Net income (unaudited)                           -                 -                 -           183,855            183,855

                                   ---------------   ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2004           442,460,249            44,246         5,151,667        (6,781,973)        (1,586,060)
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

                        TRUDY CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Description of Business and Basis of Presentation

Trudy Corporation and its subsidiary, Studio Mouse, LLC (the "Subsidiary") (Trudy Corporation and the Subsidiary referred to collectively as the `Company'), publish children's books and audiobooks and design, manufacture and market plush toys for sale to both retail and wholesale customers, both domestically and internationally. The Company's product is sold under the trade names (imprints) of both Soundprints and Studio Mouse.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2004.

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

The Company's ultimate ability to continue as a going concern is dependent upon the continued market acceptance of its products, the ability of its vendors to supply products in a timely manner, an increase in revenues coupled with continuing licensing support from its primary licensors, Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney") the Smithsonian Institution, and WGBH Educational Foundation, as well as positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its bank will be sufficient to allow the Company to continue in operation.

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

Advertising expense related to catalogs and brochures was $5,166 and $152,449 for the three month periods ended December 31, 2004 and 2003, respectively. For the nine month periods ended December 31, 2004 and 2003, advertising expense related to catalogs and brochures was $98,066 and $314,770, respectively.

Other advertising expense for the three month periods ended December 31, 2004 and 2003 was $2,489 and $4,357 respectively. For the nine month period ended December 31, 2004 other advertising expense was $3,365 versus $18,957 for the nine month period ended December 31, 2003.


3.   Inventories

Inventories consist of the following:

         Raw Materials                      $      33,377
         Finished Goods                         1,152,052
                                            -------------
         Inventory Value                    $   1,185,429
                                            =============

4.   Notes Payable, Bank

Notes payable, bank includes the following:

     A revolving line of credit totaling $750,000 through
     February 2005. Interest is payable monthly equal to
     the Wall Street Journal prime rate plus 1.5%.
     Borrowings are subject to a borrowing base equal to
     80% of eligible accounts receivable. The note is
     also secured by all of the assets of the Company, a
     mortgage on the Company's premises and a personal
     guarantee of the majority shareholder. The credit
     line is currently being renegotiated with the bank.              $558,565

     Note payable, bank, due on demand. Interest is
     payable monthly at LIBOR plus 1%. The note is
     secured by a personal guarantee of the majority
     shareholder.                                                      643,484
                                                                  ------------
                    Total                                           $1,202,049
                                                                  ============

5.   Notes payable related parties/shareholders:

     Various notes payable to the president/shareholder
     due January, 2005. Interest payable monthly at 2.5%.
     The notes are currently being renegotiated.                       $39,629

     Notes payable to the president/shareholder due in
     January 2007. The shareholder has the right to
     demand payment earlier. Interest is payable monthly
     at 2.5%.                                                          945,000

     Notes payable, shareholder, payable at various dates
     between January 2005 and January 2007. The
     shareholder has the right to demand payment earlier.
     Interest is payable at specified maturity dates at
     5% per annum.                                                     454,000
                                                                  ------------
                    Total                                           $1,438,629
                                                                  ============

6.   Long term debt:

     Note payable, bank, payable in monthly installments
     of $2,713 including interest at 7%. Balance due in
     February 2007. The note is secured by all assets of
     the Company, a mortgage on the Company's premises
     and a personal guarantee of the majority
     shareholder.                                                     $290,345

     Note payable, affiliate, payable in monthly
     installments of $801 with interest imputed at 8%.
     The note is unsecured.                                             87,799
                    Less current portion                               (15,311)
                                                                  ------------
                    Total                                             $362,833
                                                                  ============

The scheduled principal payments on long term debt follow:
     Year ending March 31, 2005                                        $14,376
     Year ending March 31, 2006                                         15,448
     Year ending March 31, 2007                                         16,603
     Year ending March 31, 2008                                         17,780
     Year ending March 31, 2009                                        249,542
     There after                                                        64,395
                                                                  ------------
                    Total                                             $381,800
                                                                  ============

7.   Income Taxes

The Company has net operating loss carryforwards, on a fiscal year basis, approximating $5,146,000, which expire as follows:

       2006                          1,246,000
       2007                            324,000
       2008                            258,000
       There after                   3,318,000
                              ----------------
                                   $ 5,146,000
                              ================

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

8.   Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Company has borrowings from related parties of $1,526,428. The terms of these notes can be found in Notes 5 and 6 to the financial statements. Interest to related parties totaled $3,899 and $6,641 for the quarters ended December 31, 2004 and 2003, respectively. Interest to related parties totaled $21,384 for the nine month period ended December 31, 2004 and interest totaled $18,762 for the nine months ended December 31, 2003. Repayments to related parties totaled $101,920 in the nine months ended December 31, 2004. For the quarter ended December 31, 2004 one principal shareholder/officer was repaid $36,061 relating to pre-existing loans. In calendar year 2005 through March 11, 2005 the Company repaid an additional $16,946 of these borrowings.

The Company leases office space from a related party. Rent expense under this lease totaled $15,595 and $16,355 for the quarters ended December 31, 2004 and 2003, respectively. Rent expense for the nine months ended December 31, 3004 and 2003, respectively totaled $47,844 and $50,027.

Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors in which his salary was reduced to $1 per year. For the quarter ended December 31, 2004, the Company recognized the difference between the fair market value of his services and the accepted salary of $1 per year. This was an expense of $26,500 and was recorded as a contribution to capital.

9. Subsequent Events

On March 31, 2005 Trudy entered into an agreement with Ashley C. Andersen, a Director and the Executive Vice President and Publisher of the Company, to acquire the 5% of Studio Mouse, LLC not already owned. Trudy issued 13,273,808 shares of previously unissued Common Stock in exchange for the 5% interest. Based upon the closing price of Trudy's Common Stock as of March 31, 2005, the value of the acquisition was approximately $119,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

NET SALES. Consolidated net sales for the three months ended December 31, 2004 and December 31, 2003 were $2,267,965 and $1,478,454, respectively. This represents an increase of $789,511 or 53.4% over the prior quarter a year ago. For the nine months ended December 31, 2004 and 2003, net sales were $5,127,589 and $3,183,374, respectively. This represents an increase of $1,944,215, or 61.1%. As discussed below, the majority of the increase in sales for the three and nine month periods was related to Disney-licensed product sales.

In the quarter ended December 31, 2004, Disney-licensed product sales accounted for 81.3% of the Company's total sales, versus 59.2% of the Company's sales in the prior year. Sales of product under license with the Smithsonian Institution and distributed by the Company's Soundprints division (and certain titles and formats distributed by Studio Mouse in fiscal year 2003) decreased from 15.2% of net sales in the prior fiscal year's quarter to 13.3% in the current quarter ended December 31, 2004.

Disney-licensed product sales which commenced in July 2003 have increased year over year as the Company expands the product range.

For the three months ended December 31, 2004, the increase in net sales is attributable to several key channels. Sales to the Company's domestic warehouse club distributor increased $293,312 to $781,382 versus the prior fiscal quarter ended December 31, 2003, an increase of 37.5%. This was primarily as a result of continued warehouse club acceptance of three Disney-licensed book formats. Sales to non-returnable discount retailers increased $248,339 from $7,461 in the quarter ended December 31, 2003 to $255,800 for the current quarter ended December 31, 2004, an increase of 332.9%. This is a result of strong sales of Smithsonian-licensed product into regional discount chains. Sales to display marketers were $158,902 in the current quarter; there were no sales to this channel in the quarter ended December 31, 2003.

These broad-based gains were offset by decreases in sales to several channels of trade. Because the Company chose not to mail a consumer catalog this year, direct to consumer sales decreased $114,514 from $123,951 in the prior year to $9,437 in the current quarter ended December 31, 2004.

In October, the Company appointed a school and library distributor with a direct to school sales force to sell the Soundprints book and audio cassette list. This distribution method replaced the library direct mail catalog which was dropped from the Company's mailing plan this year. As a result sales to school and library distributors increased by $37,935 or 55.5% to $68,347 for the three months ended December 31, 2004 versus the comparable period a year ago. Direct sales to school and libraries declined $14,746 to $6,339 for the December Quarter 2004 period versus the comparable period a year ago.

For the three month period ended December 31, 2004, sales of the Company's Studio Mouse imprint increased 71.6% versus the prior year's comparable quarter. The titles published by Studio Mouse are principally the Mother Goose and Disney-licensed novelty book and audio CD formats. Titles published under the Disney license were introduced in July 2003 and have resulted in increased distribution as the Company expands this product range in number of titles and formats.

For the Soundprints imprint, sales increased 2.7% versus the prior year. Soundprints' content is primarily comprised of Smithsonian, African Wildlife Foundation, and American Veterinary Medical Association licensed properties as well as storybook series composed of proprietary content. Sales of Smithsonian licensed product increased 37.6% versus the prior year period. This increase was partially offset by Soundprints' decreased sales of proprietary titles.

Sales of the Company's two new product lines under license from the American Veterinary Medical association (AVMA) and the African Wildlife Foundation (AWF) were each less than 1% of sales. These two product lines were introduced in the current fiscal year.

For the nine month period ended December 31, 2004, the increase in net sales is primarily attributable to sales to domestic warehouse club distributors, Canadian book distributors, international mass market distributors, discount retailers and international trade book distributors. Sales to domestic warehouse club distributors increased $1,350,806 from $378,157 in the prior year to $1,782,963 for the nine months ended December 31, 2004, an increase of 357.2%. Sales to the Company's Canadian book distributor increased $358,841 from $275,731 to $634,572 for the nine months ended December 31, 2004, an increase of 130.1%. The increase is primarily attributable to expanded distribution of Disney-licensed product to virtually all Canadian mass merchandisers and warehouse clubs. Non-returnable discount retail sales increased for the nine months ended December 31, 2004 from $388,227 for the comparable period a year ago to $618,269 an increase of $230,042, or 59.3%. This increase is a result of Smithsonian and Disney-licensed product sales into regional discount store chains. Sales to international mass market distributors were $194,945 in the nine months ended December 31, 2004, resulting from a first-time order from an Australian mass market distributor. There were no sales to this channel in the prior fiscal year.

Other sales gains were posted for domestic book retailers, school and library distributors, catalogers, and international trade book distributors. Sales declines were found among book distributors, e commerce and specialty retailers.

Again, because the Company chose not to mail a consumer catalog this year, direct to consumer sales decreased $149,317 from $169,689 in the prior year to $20,372 in the current nine month period ended December 31, 2004. Sales to display marketers also declined $102,372 from $330,699 to $228,327 in the current year as a result of a delay by the major customer in this division in reviewing market test results of new titles and formats which can lead to larger purchases and roll-outs.

For the nine month period ended December 31, 2004, sales from the Company's Studio Mouse imprint increased 84.1% versus the prior year's comparable nine month period. Sales for Soundprints' products increased 10.6% versus the prior year nine month period largely as a result of sales of Smithsonian licensed product which increased 31.2% versus the prior year period.

For the nine month period ended December 31, 2004, Disney-licensed product sales accounted for 72.0% of the Company's total sales, versus 46.2% of sales for the prior year. Sales of product under license with the Smithsonian Institution and distributed by the Company's Soundprints division decreased from 23.8% of net sales in the prior fiscal year to 16.7% in the current nine month period.

COST OF SALES. The Company's consolidated cost of sales for the quarter ended December 31, 2004 increased $360,708 from $774,992 in the prior year's quarter to $1,135,700 in the current year's quarter, an increase of 46.5%. Cost of sales as a percentage of net sales decreased from 52.4% to 50.1% in the current fiscal year. The decrease in cost of sales as a percentage of net sales is attributable to the semi-fixed cost of the company's warehouse operations relative to the Company's increase in net sales.

Direct product costs for the quarter increased 68.7% versus the prior year's quarter, from $429,967 to $725,187, an increase of $295,220. As a percentage of net sales, direct product costs increased 2.9% from 29.1% in the prior year's comparable quarter to 32.0% in the current quarter.

Indirect product costs for the quarter ended December 31, 2004 increased $65,398 from $345,025 to $410,423, an increase of 19.0%. As a percentage of net sales, indirect product costs decreased from 23.3% in the prior fiscal year to 18.1% in the current quarter. Indirect product costs are comprised of warehouse, labor, supplies, amortization of pre-publication materials and product development.

The Company's reserve for inventory obsolescence expense increased by $114,622 from $17,417 in the quarter ended December 31, 2003 to $132,039 in the current quarter. The inventory provision increased as a result of additional inventory evaluated to be obsolete or slow moving in the current quarter.

For the quarter ended December 31, 2003 management revised its estimate of the average expected life of its publications based on current historical sales patterns. As a result, amortization expenses in the quarter ended December 31, 2004 decreased $73,376 to $61,902 from $135,278 in the prior year.

Design costs increased $8,325 from $50,430 in the prior quarter to $58,755 in the quarter ended December 31, 2004. This is primarily attributable to costs related to editorial salaries. Miscellaneous warehouse and cost of goods expenses increased $23,572 versus the prior quarter although this was partially offset by decreases in outbound freight costs and inventory obsolescence expenses.

For the nine months ended December 31, 2004, the Company's consolidated cost of sales increased $676,247 from $1,921,867 in the prior year period to $2,598,114 in the current year, an increase of 35.2%. Cost of sales as a percentage of net sales decreased from 60.4% to 50.7% in the current fiscal year.

Direct product costs for the nine month period ended December 31, 2004 increased 38.2% versus the prior year period, from $1,223,066 to $1,689,872, an increase of $466,806. As a percentage of net sales, direct product costs decreased from 38.4% in the prior fiscal year to 33.0% in the current nine month period.

Indirect product costs for the nine month period ended December 31, 2004 and 2003 increased $209,351 from $698,802 to $908,153, respectively, an increase of 30.0%. As a percentage of net sales, indirect product costs decreased from 22.0% in the prior fiscal year to 17.7% in the current year. For the nine month period the increase is primarily attributable to increases in warehouse salaries, design salaries, sub-contracted design costs, and miscellaneous warehouse costs.

The Company's reserve for inventory obsolescence expense increased by $101,644 from $63,894 in the nine month period ended December 31, 2003 to $165,537 in the current nine month period. The inventory provision increased as a result of additional inventory evaluated to be obsolete or slow moving in the current quarter.

Sub-contracted design costs increased $24,461 from $8,186 for the prior year period to $32,647 in the period ended December 31, 2004. This cost increase is a result of retroactive salary adjustments for the Company's sub-contract designer. Warehouse salaries increased 20.1% from $139,358 for the nine months ended December 31, 2003 to $167,299 for the nine months ended December 31, 2004, an increase of $27,941. This was primarily attributable to overtime pay to handle the general increase in shipping volume, processing of returns and general wage increases.

Editorial salaries also increased $29,288 from $115,844 in the prior year's nine month period to $145,132 in the year to date period ended December 31, 2004, an increase of 25.3%. This increase is a result of new hiring to support the increase in new titles for the Fall to include Disney publications and a new publishing program entitled PEEP and the Big Wide World, licensed to the Company by WGBH Educational Foundation.


GROSS PROFIT. As a result of the above changes in net sales and cost of sales, the Company's gross profit for the quarter ended December 31, 2004 increased 61.0% to $1,132,265 versus the prior quarter's gross profit of $703,462. The Company's gross margin increased from 47.6% in the prior year's quarter to 49.9% in the quarter ended December 31, 2004.

Gross profit for the nine months ended December 31, 2004 increased 100.5% to $2,529,475 versus the prior year's gross profit of $1,261,507. The gross margin increased from 39.6% in the prior year to 49.3% in the nine months ended December 31, 2004.


SELLING, GENERAL & ADMINISTRATIVE COSTS. The Company's selling, general, and administrative costs increased $119,312 to $993,582 for the three months ended December 31, 2004 versus $874,540 for the three months ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses decreased from 59.2% of net sales in the quarter ended December 31, 2003 to 43.8% of net sales in the current quarter.

Royalty expenses largely attributable to Disney-licensed products increased $266,192 from $196,040 to $462,232, a 135.8% increase. Disney-licensed product sales commenced in July 2003 and have increased year over year as the Company expands the product range.

Offsetting this increase, catalog expense decreased $147,283 from $152,449 in the prior year to $5,166 in the current quarter. The Company did not mail a direct to consumer catalog this fall as a result of disappointing results from the prior year's mailing.

The provision for uncollectible accounts was $58,814 in the prior year's quarter. No adjustment in this provision was deemed necessary in the current quarter since the current year's allowance for uncollectible accounts was satisfactory for the amount of aged receivables outstanding.

Executive and office salaries increased $29,698 from $154,377 in the quarter ended December 31, 2003 to $184,075 in the current quarter ended December 31, 2004, an increase of 19.2%. This increase is attributable to performance bonuses.

Legal services increased $9,140 from $9,280 for the three months ended March 31, 2003 to $18,420 for the three months ended December 31, 2004. The increase is primarily attributed to the Company's exploration of its options related to capital restructuring and auditing compliance in advance of mandatory compliance requirements under Section 404 of the Sarbanes-Oxley Act of 2002 scheduled to impact the Company for the fiscal year ending March 31, 2007. The Company had initially foreseen that compliance with Section 404 would take effect for the fiscal year ended March 31, 2006. As of March 1, 2005, compliance for small business filers was delayed until the Company's fiscal year ending March 31, 2007.

For the nine month period ended December 31, 2004, the Company's selling, general, and administrative costs increased 14.8% from $2,048,014 from the prior year to $2,351,494 for the current year. As a percentage of net sales, selling, general and administrative expenses decreased from 64.3% of net sales in 2003, to 45.9% of net sales in the current year to date period.

Royalty expenses largely attributable to Disney-licensed products increased $443,885 from $389,822 to $833,707, an increase of 113.9%. Disney-licensed product sales commenced in July 2003 and have increased year over year as the Company expands this product range.

Legal services increased $57,721 from $10,984 in the nine months in the prior year to $68,705 in the nine months ended December 31, 2004. The increase is primarily attributed to the Company's exploration of its options related to capital restructuring and auditing compliance in advance of mandatory compliance requirements under Section 404 of the Sarbanes-Oxley Act of 2002 scheduled to impact the Company for the fiscal year ending March 31, 2006. The Company had initially foreseen that compliance with Section 404 would take effect for the fiscal year ended March 31, 2006. As of March 1, 2005, compliance for small business filers was delayed until the Company's fiscal year ending March 31, 2007.

Outside services increased $34,108 from the nine months ended December 31, 2003 to December 31, 2004, from $37,012 to $71,120 respectively. This is primarily attributed to engagement fees related to the Company's investment banker retained to review strategic options for the Company.

Offsetting these increases, catalog expense decreased $216,704 from $314,770 in the prior year to $98,066 in the current year. Again, the Company did not mail a direct to consumer catalog this fall as a result of the disappointing results from the prior year's mailing.

Provision for bad debts decreased in the current year from $100,842 in the prior year to $26,187 in the current year, a decrease of $74,655. The current year's allowance for uncollectible accounts was satisfactory for the amount of aged receivables outstanding. As a result, the expense decreased for the year.

Depreciation expense decreased $34,457 versus the prior year, from $61,706 to $27,249 in the nine months ended December 31, 2004. Depreciation expense for the prior year was higher as a result of the retirement of certain assets that were no longer being utilized.

INCOME/LOSS FROM OPERATIONS. For the quarter ended December 31, 2004, income from operations was $138,413 versus a loss of $171,078 for the prior year's quarter. This represents an increase of $309,491, which is primarily attributable to higher revenues and a lower cost of sales.

For the nine month period ended December 31, 2004, the Company's income from operations was $177.981 versus a loss of $786,507 for the same period the prior year. This is an increase of $964,488.


INTEREST EXPENSE. The Company's interest expense (net) for the quarter ended December 31, 2004 was $40,260, versus the comparable period a year ago expense of $32,687. The $7,573 difference was attributable to a higher loan balance on the Company's revolving credit line and increased interest rates.

For the nine month period ended December 31, 2004 interest expense was $114,245 versus an expense of $12,387 for the same period a year ago. Interest payments coupled with rising interest rates on the Company's revolving credit line and term loans accounted for this year's expense. In the prior year period a one-time gain in interest income from customer accounts related to a recovery of bad debt partially offset the Company's interest expense.

ROYALTY INCOME. The Company's non-operating sub-license royalty income (net) for the quarter ended December 31, 2004 was $25,770 versus the prior quarter's income of $27,847, a decrease of 7.5%.

For the nine month period ended December 31, 2004 the Company's non-operating sub-license royalty income (net) was $31,034 versus income of $38,369 for the prior year's nine month period.

OTHER INCOME/EXPENSE. The Company's other income (net) for the quarter ended December 31, 2004 was $72,297 versus an expense of $350 for the quarter ended December 31, 2003. The increased income for the current year is partially attributable to a one-time gain related to the reduction of an obligation due to non-performance. Gains from foreign currency exchange also contributed to the Company's income in the current period versus the prior year.

The Company's other income (net) for the nine months ended December 31, 2004 was $79,865 versus an expense of $905 for the quarter ended December 31, 2003. The income for the current year is partially attributable to a one-time gain related to the recoveries of bad debts. The increased income for the current year is again partially attributable to a one-time gain related to the reduction of an obligation due to non-performance.


INCOME/LOSS BEFORE MINORITY INTEREST. The Company's income before minority interest for the quarter ended December 31, 2004 was $196,220 compared to a loss of $176,268 for the quarter ended December 31, 2003.

The Company's income before minority interest for the nine months ended December 31, 2004 was $174,635 compared to a loss of $761,430 for the year to date period ended December 31, 2003.

NET INCOME/LOSS. As a result of the items discussed above, the Company's net income for the quarter ended December 31, 2004 was $183,855 compared to a net loss of $183,028 for the comparable prior quarter. Net margin for the current quarter was 8.1%.

The Company's net income for the nine months ended December 31, 2004 was $162,822 compared to a net loss of $767,663 for the comparable period the prior year. Net margin for the current year was 3.2%.


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


Liquidity and Capital Resources

The Company continues to suffer from a deficiency in net assets and is experiencing a deteriorating working capital position. At December 31, 2003 the Company had a deficiency of net assets of $889,669 versus a deficiency at December 31, 2004 of $1,573,695. Working capital has deteriorated $1,899,466 from $331,556 in December 31, 2003 to a deficiency of $1,567,910 at December 31, 2004. This is partially a result of shareholder loans that were due in January 2005 that are currently being renegotiated.

Accounts payable and accrued expenses increased $328,674 versus the prior year from $1,076,819 to $1,405,493 at December 31, 2004. This is primarily a result of the higher level of sales in the current period. Royalties and commissions payable increased $301,232 year over year from $345,679 at December 31, 2003 to $646,911 at December 31, 2004. Disney-licensed sales account for the majority of this increase. Accounts receivable decreased from $1,825,052 at December 31, 2003 to $1,807,563 at December 31, 2004, a decrease of $17,489.

The Company has requested an increase in the credit line from its bank, which is currently under consideration. As of March 28, 2005, the balance on the Company's revolving credit line was $73,000.

As of April 6, 2005 the Company's backlog was approximately $2,247,000.

In order to sustain ongoing profitability, additional working capital is required especially to fund new growth opportunities and publication initiatives. It is believed a strategic investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition. In that regard, the Company continues its relationship with the Delta Capital Group, LLC which provides assistance in seeking and securing financing while exploring the Company's strategic options.

As a result of the disappointing results reported in the March 31, 2004 Annual report filed on Form 10-KSB, the Company believes that obtaining approval from Disney for the renewal of its license whose current term expires on May 31, 2005 may be problematic without a cash infusion or capital restructuring. For the quarter ended December 31, 2004, Disney-licensed product sales accounted for 81.3% of the Company's total sales, versus 59.2% of the Company's sales in the prior year. For the nine month period ended December 31, 2004, Disney-licensed product sales accounted for 72.0% of the Company's total sales, versus 46.2% of sales for the prior year. Failure to renew the license would materially affect the Company's continued viability. The Company continues to explore its options in its negotiations with Disney. Additional financial guarantees would place a substantial burden on the Company's working capital and thus further limit any new publishing initiatives that are necessary to maintain growth.

Expected cash flows from operations supplemented by available lending sources are forecast to be adequate in covering the Company's operations. However, the Company continues to consider outside funding options in the event that cash flow does not materialize in line with current expectations or if the renewal of the Disney license requires additional financial guarantees. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for working capital will eclipse the limits of its revolving credit facility if revenue growth is to be maintained and/or if additional financial guarantees are imposed by Disney in conjunction with the license renewal.

On March 4, 2004, the Company announced that it had executed a new Memorandum of Understanding ("MOU") with Chart Studio, providing for a further restructuring of ownership of Studio Mouse, and for share ownership by Chart Studio in Trudy (please refer to the Company's Annual Report on form 10-QSB of March 31, 2004 for the full MOU). Under the terms of the MOU, Chart Studio had to obtain Reserve Bank of South Africa approval by December 31, 2004 and satisfy several other obligations in order to receive equity ownership (up to 33%) in Trudy. The MOU further provided that if the necessary Reserve Bank approval was not received by December 31, 2004, then Trudy would be obligated to pay Chart Studio no later than August 20, 2007 a minimum of $444,852. As of December 31, 2004, the Company had recorded $345,033 of this amount. Payment of such minimum amount was conditioned upon the fulfillment of several obligations by Chart Studio providing consideration to abet its business relationship, including but not limited to, issuing corporate guarantees for 30% of Trudy's bank credit line of $750,000 and term loans of $300,000, respectively. These guarantees as well as other requirements outlined in the MOU were not provided by Chart Studio.

In the opinion of Management, there were material breaches by Chart Studio of its obligations under the MOU. The obligations so breached represented a material and substantial part of the consideration for Trudy's agreement to provide Chart Studio with up to 33% of the Common Stock of Trudy or, alternatively, to pay to Chart Studio a minimum of $444,852 by August 20, 2007. In view of such material breaches, it is Management's opinion that Trudy has no further obligation under the MOU although Chart Studio does not currently agree with the Company's position. It is anticipated that an amicable solution will be reached as both parties are in discussion.

Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors in which his salary was reduced to $1 per year. For the quarter ended December 31, 2004, the Company recognized the difference between the fair market value of his services and the accepted salary of $1 per year. This was an expense of $26,500 and was recorded as a contribution to capital.

The Company's ultimate ability to continue as a going concern is dependent upon the continued market acceptance of its products, the ability of its vendors to supply products in a timely manner, an increase in revenues coupled with continuing licensing support from its primary licensors, Disney, the Smithsonian Institution, and WGBH Educational Foundation, as well as positive cash flow. The Company believes that continued improvement in its sales and its ability to borrow money from its bank will be sufficient to allow the Company to continue in operation.

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

                                       TRUDY CORPORATION
                                       (REGISTRANT)


Date: April 6, 2005                   By: /s/ WILLIAM W. BURNHAM
                                          -------------------------------------
                                           William W. Burnham,
                                           Chairman and Chief Executive Officer