Form 10QSB/A
period 2004-09-30
TRUDY CORP
filed 2005-07-15
CIK 815098

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


The Registrant has amended this Form 10-QSB/A to include the $26,500 fair market value cost for the Chief Executive Officer's salary. For the period, the CEO's actual salary, per an agreement with the Board of Directors subsequent to June 30, 2004, was $1 per year.

                                                                           PAGE
INDEX                                                                     NUMBER
------                                                                    ------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheet - September 30, 2004 (unaudited)          3

         Consolidated Statements of Operations (unaudited) for the
           three months and six months ended September 30, 2004 and
           September 30, 2003 (unaudited)                                     4

         Consolidated Statements of Cash Flows (unaudited) for six
           months ended September 30, 2004 and September 30, 2003
           (unaudited)                                                        5

         Consolidated Statement of Shareholders' Deficit (unaudited)
           from April 1, 2004 through September 30, 2004                      6

         Notes to Financial Statements (unaudited)                            7

Item 2.  Management's Discussion and Analysis of Financials
         Condition and Results of Operations                                 13


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 2.  Changes in Securities                                               23

Item 3.  Defaults upon Senior Securities                                     23

Item 4.  Submission of Matters to a Vote of Security Holders                 23

Item 5.  Other Information                                                   23

Item 6.  Exhibits and Reports on Form 8-K                                    23

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet


                                                                   September 30,
                                                                       2004
                                                                   -------------
                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                        $     87,010
  Accounts receivable, net                                            1,207,483
  Inventories                                                         1,087,868
  Prepaid expenses and other current assets                             107,425
                                                                   ------------

     Total current assets                                             2,489,785

Other assets:
  Equipment, net                                                         39,694
  Royalty advances, net                                                 175,620
  Pre-publication costs and other assets, net                           495,629
                                                                   ------------

     Total other assets                                                 710,943

                                                                   ------------
     Total assets                                                  $  3,200,728
                                                                   ============

Liabilities and shareholders' equity

Current liabilities:
  Notes payable - bank                                             $  1,312,049
  Notes payable - shareholder / officer and related parties           1,474,690
  Current portion of long term debt                                      14,801
  Accounts payable and accrued expenses                               1,068,780
  Royalties and commissions payable                                     421,180
                                                                   ------------
     Total current liabilities                                        4,291,500

Long-term liabilities:
  Due to The Chart Studio (Pty) Ltd.                                    338,644
  Notes payable to bank                                                 366,999
                                                                   ------------
     Total long-term liabilities                                        705,643

                                                                   ------------
     Total liabilities                                                4,997,143

Minority interest                                                            --


Shareholders' equity:
  Common stock: $.0001 par value                                         44,246
  Additional paid-in capital                                          5,151,667
  Accumulated equity / (deficit)                                     (6,992,328)
                                                                   ------------
     Total shareholders' equity                                      (1,796,415)
                                                                   ------------
     Total liabilities and shareholders' equity                    $  3,200,728
                                                                   ============

                                          Trudy Corporation and Subsidiary
                                        Consolidating Statement of Operations


                                                           Three Month Period                 Six Month Period
                                                           Ended September 30,               Ended September 30,
                                                      -----------------------------     -----------------------------
                                                          2004             2003             2004             2003
                                                      ------------     ------------     ------------     ------------
                                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Net Sales                                             $  2,001,689     $    995,186     $  2,859,624     $  1,704,920

Cost of Sales                                            1,024,083          689,541        1,462,414        1,146,875
                                                      ------------     ------------     ------------     ------------
Gross Profit                                               977,606          305,645        1,397,210          558,045


Operating expenses
  Selling, general and administrative                      740,718          692,403        1,381,562        1,173,474
                                                      ------------     ------------     ------------     ------------

Income/(loss) from operations                              236,888         (386,758)          15,648         (615,429)

Other income (expense)
  Interest, net                                            (38,613)          47,753          (73,985)          20,300
  Royalties, net                                            (5,266)           2,579            2,682           10,522
  Other income/(expense)                                     1,840             (617)           7,568             (555)
                                                      ------------     ------------     ------------     ------------

Other income/(expense):                                    (42,039)          49,715          (63,735)          30,267
                                                      ------------     ------------     ------------     ------------



Income/(loss) before minority interest                     194,849         (337,043)         (48,087)        (585,162)
  Minority interest income/(expense)                            --            1,626              551              527
                                                      ------------     ------------     ------------     ------------
Net income/(loss)                                          194,849         (335,417)         (47,536)        (584,635)
                                                      ============     ============     ============     ============


Basic and diluted net income/(loss) loss per share    $         --     $         --     $         --     $         --
                                                      ============     ============     ============     ============

Weighted average number of shares outstanding          442,460,249      442,460,249      442,460,249      442,460,249
                                                      ============     ============     ============     ============

                                   Trudy Corporation and Subsidiary
                                 Consolidated Statement of Cash Flows


                                                                             For the six months
                                                                             ended September 30,
                                                                        -----------------------------
                                                                            2004             2003
                                                                        ------------     ------------
                                                                        (Unaudited)      (Unaudited)


Cash Flows From Operating Activities
Net loss before minority interest                                       $    (47,536)    $   (584,635)
Adjustments to reconcile net loss/(income) before minority interest to net cash used in operating activities:
    Depreciation                                                              18,881           48,491
    Amortization of pre-publication costs                                     89,169           27,506
    Amortization of organization costs                                            --              542
    Provision for losses on accounts receivable                               24,834         (153,500)
    Provision for promotional allowance                                        99,183               --
    Provision for slow moving inventory                                       (9,544)          18,000
    Provision for sales returns                                              (28,998)              --
    Minority interest                                                           (551)            (527)
    Contributed compensation                                                  52,750           52,501
    Imputed interest on long-term loan                                        12,426           11,531


Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable                              (547,027)         404,473
    (Decrease in Due to Chart Studio (Pty) Ltd.                                   --           (8,025)
    Decrease (Increase) in inventories                                        59,468          (14,337)
    (Increase) Decrease in prepaid expenses and other current assets          63,418          (34,404)
    Increase (Decrease) in accounts payable and accrued expenses             222,839         (135,858)
    Increase (Decrease) in royalties and commissions payable                 162,907           11,110
                                                                        ------------     ------------
Net cash provided /(used) used by operating activities                       172,219         (357,132)

Investing activities:
    Purchases of property and equipment                                       (3,329)         (14,732)
    Pre-publication and royalty advances                                    (205,426)         (81,877)
                                                                        ------------     ------------
Net cash provided/(used) by investing activities                            (208,755)         (96,609)

Financing activities:
    Proceeds from short-term debt                                            145,977               --
    Repayments of short-term debt                                                 --               --
    Repayments to related parties                                            (71,684)         (30,913)
    Proceeds from related parties                                                 --          247,970
                                                                        ------------     ------------
Net cash provided/(used) by financing activities                              74,293          217,057
                                                                        ------------     ------------

Net increase (decrease) in cash and cash equivalents                          37,757         (236,684)
Cash and cash equivalents at beginning of period                              49,253          345,182
                                                                        ------------     ------------
                                                                        ------------     ------------
Cash and cash equivalents at end of period                              $     87,010     $    108,498
                                                                        ============     ============

Cash paid for interest                                                  $     51,690     $     31,357
Cash paid for income taxes                                              $         --     $         --

                                               Trudy Corporation
                                     Statement of Shareholders' Deficiency
                                 For the Six Months Ended September 30, 2004

                                                                                                     Total
                                         Common Stock             Additional                      Shareholders'
                                 ----------------------------       Paid-in       Accumulated       (Deficit)
                                    Shares          Amount          Capital         Deficit          Equity
                                 ------------    ------------    ------------    ------------     ------------

Balance at March 31, 2004        $442,460,249          44,246    $  5,098,917    $ (6,944,793)    $ (1,801,630)

Contributed compensation                   --              --          26,250              --           26,250

Net loss (unaudited)                       --              --              --        (242,384)        (242,384)

                                 ------------    ------------    ------------    ------------     ------------
Balance at June 30, 2004          442,460,249          44,246       5,125,167      (7,187,177)      (2,017,764)
                                 ============    ============    ============    ============     ============

Contributed compensation                   --              --          26,500              --           26,500

Net income (unaudited)                     --              --              --         194,849          194,849

                                 ------------    ------------    ------------    ------------     ------------
Balance at September 30, 2004     442,460,249          44,246       5,151,667      (6,992,328)      (1,796,415)
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


Certain reclassifications were necessary in the current quarter to be consistent with the prior period's presentation. In the quarter year ended September, 2004 the Company had sub-rights expense of $2,580 which had been classified to royalty expense and was a component of the Company's' income from operations. This has been reclassified and is now a component of other income/expense.


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



SELLING, GENERAL & ADMINISTRATIVE COSTS. The Company's selling, general, and administrative costs increased 7.0% from $692,403 for the three months ended September 30, 2003 to $740,718 for the three months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses decreased from 69.6% of net sales in the quarter ended September 30, 2003 to 37.0% of net sales in the current quarter.

Royalty expenses largely attributable to Disney licensed products were the single greatest contributor to the increase in selling, general and administrative costs for the quarter ended September 30, 2004. Versus the prior year, current quarter royalty expenses increased $121,395 from $160,237 to $281,632, an increase of 75.8%. Disney-licensed product sales commenced in July 2003 and have increased year over year as the Company expands this product range.


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


Executive and office salaries increased $2,726 from $122,314 in the quarter ended September 30, 2003 to $125,040 in the current quarter ended September 30, 2004, an increase of 2.2%. Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors whereby his salary is reduced to $1 per year. For the quarter ended September 30, 2004, the Company recognized the difference between the fair market value of his services and the accepted salary of $1 per year. This was an expense of $26,500 and was recorded as a contribution to capital.


Lastly, the provision for bad debt decreased $18,189 to $18,329 in the quarter ended September 30, 2004 from $36,518 for the same period a year ago. The current year's allowance for uncollectible accounts was satisfactory for the amount of aged receivables outstanding. As a result, this expense decreased for the quarter.

For the six month period ended September 30, 2004, the Company's selling, general, and administrative costs increased 15.1% from $1,173,474 from the prior year to $1,381,562 for the current year. As a percentage of net sales, selling, general and administrative expenses decreased from 68.8% of net sales in 2003, to 48.3% of net sales in the current year to date period.

Royalty expenses largely attributable to Disney licensed products were again the single greatest contributor to the increase in selling, general and administrative costs for the six months ended September 30, 2004. Versus the prior year, current year royalty expenses increased $175,113 from $193,782 to $368,895, an increase of 90.4%. Disney-licensed product sales commenced in July 2003 and have increased year over year as the Company expands this product range.


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



INCOME/LOSS FROM OPERATIONS. For the quarter ended September 30, 2004, income from operations was $236,888 versus a loss of $386,758 for the same quarter the prior year. This represents an increase of $618,846, which is primarily attributable to higher revenues.



For the six month period ended September 30, 2004, the Company's income from operations was $15,648 versus a loss of $615,429 for the prior year.



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



ROYALTY EXPENSE. The Company's royalty expense (net) for the quarter ended September 30, 2004 was $5,266 versus the prior quarter's income of $2,579.

For the six month period ended September 30, 2004 the Company's royalty income
(net) was $2,682 versus income of $10,522 for the prior year six month period.



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



INCOME/LOSS BEFORE MINORITY INTEREST. The Company's income before minority interest for the quarter ended September 30, 2004 was $194,849 compared to a loss of $337,043 for the quarter ended September 30, 2003.

The Company's loss before minority interest for the six months ended September 30, 2004 was $48,087 compared to a loss of $585,162 for the year to date period ended September 30, 2003.


NET INCOME/LOSS. As a result of the items discussed above, the Company's net income for the quarter ended September 30, 2004 was $194,849 compared to a net loss of $335,417 for the comparable prior quarter.

The Company's net loss for the six months ended September 30, 2004 was $47,536 compared to a net loss of $584,635 for the comparable period the prior year.

Impact of New Accounting Pronouncements
- ---------------------------------------

The Company is not aware of any recent accounting standards issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.


Critical Accounting Estimates
- -----------------------------

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


For the quarter ended September 30, 2004, the Company recognized the difference between the fair market value of his services and the accepted salary of $1 per year. This was an expense of $26,500 and was recorded as a contribution to capital.


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


Forward-looking Statements
- --------------------------

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



Date: June 30, 2005

                                        By: /s/ WILLIAM W. BURNHAM
                                            ------------------------------------
                                            William W. Burnham,
                                            Chairman and Chief Executive Officer