Form 10KSB
period 2005-03-31
TRUDY CORP
filed 2005-07-15
CIK 815098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                  For the year fiscal year ended March 31, 2005


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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended March 31, 2005 were $6,344,875.

As of July 13, 2005, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $3,873,778. As of July 13, 2005, 850,000,000 shares were authorized and 455,734,057 shares of Common Stock, $.0001 par value per share, were issued and outstanding.

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

In fiscal year 2001 the Company entered into an agreement with The Chart Studio (Pty.) Ltd (hereinafter referred to as "Chart Studio") to form a joint venture called Studio Mouse, LLC. As a result of Chart Studio's inability to gain the necessary approvals to proceed with the joint venture in fiscal year 2002, the Company purchased Chart Studio's 50% equity ownership. Chart Studio retained the option to reacquire their 50% equity in Studio Mouse through August 20, 2004. Studio Mouse was 95% owned by Trudy Corporation, and, as such, was reported as a consolidated subsidiary.

On March 4, 2004, the Company announced that it had executed a new Memorandum of Understanding ("MOU") with Chart Studio, providing for a further restructuring of ownership of Studio Mouse, and for share ownership by Chart Studio in Trudy (please refer to the Company's Annual Report on form 10-KSB of March 31, 2004 for the full MOU). Under the terms of the MOU, Chart Studio had to obtain Reserve Bank of South Africa approval by December 31, 2004 and satisfy several other obligations in order to receive equity ownership (up to 33%) in Trudy. The MOU further provided that if the necessary Reserve Bank approval was not received by December 31, 2004, then Trudy would be obligated to pay Chart Studio no later than August 20, 2007 a minimum of $444,852. As of March 31, 2005, the Company had recorded $351,543, representing the net present value of such $444,852. Payment of such minimum amount was conditioned upon the fulfillment of several obligations by Chart Studio providing consideration to abet its business relationship, including but not limited to, issuing corporate guarantees for 30% of Trudy's bank credit line of $750,000 and term loans of $300,000, respectively. These guarantees as well as other requirements outlined in the MOU were not provided by Chart Studio.

In the opinion of Management, there were material breaches by Chart Studio of its obligations under the MOU. The obligations so breached represented a material and substantial part of the consideration for Trudy's agreement to provide Chart Studio with up to 33% of the Common Stock of Trudy or, alternatively, to pay to Chart Studio a minimum of $444,852 by August 20, 2007. In view of such material breaches, it is Management's opinion that Trudy has no further obligation under the MOU although Chart Studio does not currently agree with the Company's position in respect of such alleged indebtedness. However Chart Studio's counsel has informed the Company in writing that Chart Studio acknowledges that it does not have any right to obtain up to 33% of such Common Stock of Trudy. It is anticipated that an amicable solution will be reached as both parties are in discussion.

On March 31, 2005, Studio Mouse was merged into the Company. In exchange for her 5.0% ownership interest in Studio Mouse, Ashley Andersen (a Director and Officer of the Company) received that number of shares of common stock of the Company equal to 3.0% of Trudy Corporation's then outstanding common stock, or 13,273,808 shares. The Board of Directors of the Company valued these shares at $64,453 after reviewing a variety of factors including restrictions on the sale of the stock pursuant to Rule 144, closing share prices and other recent valuations of the Company's common stock provided by independent parties.

Products and Licensing
----------------------

The Company holds a publishing license with Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). The license provides for the Company to publish certain novelty book and audio CD formats for distribution within North America and to other international customers, with Disney approval. The material published is targeted to a preschool through early elementary school audience and contains early childhood developmental and educational content utilizing popular Disney characters. In the fall of 2003, Studio Mouse introduced a comprehensive line of Disney publications, including a unique format in which the cover holds a CD storage compartment. For this format, a patent application has been filed. Other novelty formats introduced over the two years of this license include a six-book set, a slip-cased packaged set carrying two and three padded board books and a "poster with stickers" padded board book. These products feature a range of Disney properties including Winnie the Pooh, Disney/Pixar characters and Disney Princess. Since the inception of the license the Company has published over 45 Disney titles. The Disney license term was to conclude on May 31, 2005. On June 1, 2005, the Company issued a press release and subsequent 8K stating that the term of the license had been extended through December 31, 2005. The Company and Disney are currently in negotiations regarding a further renewal. For the fiscal year ended March 31, 2005 sales of Disney-licensed product represented 72.8% of total sales. In the fiscal year ended March 31, 2004 sales of Disney-licensed product represented 48.0% of total sales. The Disney license requires royalties to be paid.

The Company holds an exclusive license from the Smithsonian Institution to utilize the Smithsonian name through September 30, 2007, in connection with the sale of educational kits, under the Soundprints imprint, containing realistic wildlife plush toys, storybooks, and audiocassettes or compact discs or some combination thereof. Since 1991, the Company has published approximately 180 titles in different series under the Smithsonian license. For the fiscal year ended March 31, 2005 sales of Smithsonian-licensed product represented 16.7% of total sales. For the fiscal year ended March 31, 2004 sales of Smithsonian-licensed product represented 39.0% of total sales. The Smithsonian license requires royalties to be paid.

In the spring of 2004, Soundprints introduced a new series in collaboration with the American Veterinary Medical Association (AVMA). This series focuses on popular pets and domestic animals. The stories reinforce responsible pet ownership and proper pet care via charming and interesting tales. The series includes animals in interesting situations such as a firehouse Dalmatian and a German Shepard police dog. The series includes paperback books, audio CDs and plush. Sales of AVMA-licensed product represented less than 1% of sales in the fiscal year ended March 31, 2005.

In the spring of 2005, in a continuing effort to focus on the preschool "edutainment" market, Soundprints introduced a series of storybooks under its license from WGBH Educational Foundation for the Peep and the Big Wide World television series airing as part of the Ready, Set, Learn programming block on The Learning Channel and Discovery Kids weekdays in the United States and on assorted channels worldwide. These titles focus on gentle science and scientific concepts for preschoolers and incorporate the Company's patent-pending CD storage format.

In the same season, Soundprints also introduced a new, updated fresh approach to its Mother Goose board book collections. With all new artwork, lyrics and audio tracks, these compilations of best-loved songs and rhymes focus on the development of early audio, visual and fine motor skills in toddlers and preschoolers. The art and content was acquired through "work for hire" illustrators and writers and therefore the resulting books bear no royalties.

In the spring of 2005, the Company expanded its title offering in its successful Bitsy Board Book Travel Pack format, which has sold over three years 1,000,000 copies in various titles. This format was modified to carry four as well as six board books and an audio CD in a carry-case with a handle. The Company introduced two titles in this format for Peep and the Big Wide World and two titles in its new Mother Goose line of products.

Also in the spring of 2005, the Company's Little Soundprints imprint introduced a new line of activity books into its Peep and the Big Wide World product range. The activity books include fun, educational activities for preschoolers to complete inside each book, as well as tips, hints and descriptions of related activities preschoolers can do with their parents at home or outside. The books also each include stickers and a memory game.

Historically, each year the Company has introduced ten to fourteen new titles. In the fiscal year ended March 31, 2005, the Company introduced approximately thirty-four new titles. The Company plans to continue to expand new introductions in future years.

Marketing and Sales
-------------------

The Company's products are sold both nationally and internationally to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and approximately 100 independent commissioned sales representatives. The Company has historically mailed a catalog directly to consumers, schools, and libraries and both an in-house telemarketing staff and a hired telemarketing firm received and processed phone, Internet, and mail orders from these mailings. In the fall of 2004, the Company appointed a school and library distributor with a direct to school sales force to sell the Soundprints book and audio cassette list. This distribution method replaced the library direct mail catalog which was dropped from the Company's mailing plan this year. As a result of disappointing sales, the Company also suspended its direct to consumer mailing for the fiscal year ended March 31, 2005.

A Vice President - Sales, Sales Administrator, export manager and a mass merchandizing sales consultant call on all channels of trade to sell the Company's storybooks and companion toys either for use as supplemental teaching materials in reading and science or into retail accounts such as Target, Costco, T.J. Maxx and Wal-Mart.

Manufacturing and Product Design
--------------------------------

Plush and toy product design is done with the Company's oversight by overseas contractors. Storybooks are created by freelance authors and illustrators working under the direction of the Company's editorial and graphic design staff. Audio is produced by award-winning sound designers overseen by the Company's editorial department.

The Company produces the majority of its products by contracting with independent stuffed toy factories, compact disc duplicators and printing plants located in Asia. Most toys purchased during the year were purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. The Company co-owns with the Smithsonian Institution the design of each Smithsonian toy; the design of each Disney toy is owned by Disney. The designs of other stuffed toy products are owned by the Company. The Company does not own any of the Disney-branded book and audio products, other than its right to its patent-pending formats, as Disney retains all content rights, and actively manages the design of new products. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere. Book purchases during the year were purchased from five printers located in China, Hong Kong and Singapore These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to large customers. Audiocassettes are duplicated domestically. CD's are duplicated in Hong Kong, China and Singapore and shipped to the book printer to be inserted into the books. Delivery has been satisfactory from all suppliers. Substantially all purchases are in U.S. dollars.

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

Competition
-----------

Management believes the Company is the leading supplier of licensed, realistic plush toys packaged with an educational book and audiobook. The Company is not aware of any direct competitors in this market although there are a small number of publishers who compete by combining plush toys with single titles of children's classic books. Management believes that the Company's innovative approach to packaging audio CDs with educational novelty books also differentiates its products in the marketplace. The Company believes that its competitive advantages lies in its licenses with Disney, the Smithsonian Institution and WGBH, its unique editorial genre, its innovative formats, its superior design, its creative approach to new product development and the perceived high quality of its products relative to the retail price.

Employees
---------

As of June 1, 2005 the Company had twenty-four full-time and four part-time employees, all in its Norwalk facility. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area and to handle in-bound telemarketing for the direct response business.

The Company's ability to design, manufacture, market, and sell products depends largely upon its ability to attract and retain highly skilled personnel, particularly in the product design, publishing, and sales areas. The Company has continued to upgrade positions in editorial, sales and accounting to further improve the quality and distribution of its products and their value to the customer as well as the Company's operations as a whole.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases warehouse and administrative facilities in a 27,000 square foot building at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 50 miles northeast of New York City. This facility is owned by a limited liability company, owned by the Company's President, a former Director and Officer, and a current Board Member. The property was purchased and financed independently of the Company.

The Company signed a new three year lease, effective May 1, 2005. The lease holds the Company responsible for payment of taxes, insurance and utilities. The Company is evaluating outsourcing its distribution in the event that its facilities and labor pool are deemed inadequate for future requirements.

ITEM 3.  LEGAL PROCEEDINGS

On August 15, 2003 the Company was sued in the Superior Court of California for breach of contract. Subsequent to year end the Company settled the suit but did not admit to any liability. Total settlement was less than $15,000.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the OTC Bulletin Board under the symbol "TRDY.OB." The price of the Company's Common Stock as of July 13, 2005 was $0.0085 per share. The prices presented are bid quotations, as reported by NASDAQ, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of March 31, 2005, there were 1,426 common stockholders of record; there were 1,424 as of June 1, 2005.

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

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004
-----------------------------------------------------------------------------

Results of Operations
---------------------

Certain reclassifications have been made to the prior year's net sales and selling, general and administrative expenses to coincide with this year's presentation of results.

NET SALES. Consolidated net sales for the year ended March 31, 2005 for the Company were $6,344,875 compared to $3,804,188 for the year ended March 31, 2004, an increase of $2,540,687 or 66.8%.

For the year ended March 31, 2005, the increase in net sales versus the prior fiscal year was primarily attributed to Disney-licensed product sales. For the fiscal year ended March 31, 2005 sales of Disney-licensed product represented 72.8% of total sales versus 48.0% of total sales for the prior fiscal year. For the fiscal year ended March 31, 2005 sales of Smithsonian-licensed product represented 16.7% of total sales versus 39.0% of total sales for the fiscal year ended March 31, 2004.

The sales increase was broad-based across several sales divisions. Sales to mass merchants increased 55.0% or $895,775 from $1,629,831 in the prior fiscal year to $2,525,606 in the current fiscal year. This increase was primarily a result of warehouse club acceptance of the unique Disney-licensed book formats and increased title assortments resulting in increased distribution. In addition, sales to the Company's two primary mass market distributors increased equally as a result of double the number of titles in a major discount retailer. Sales to Canadian book distributors increased 138.0% or $382,402 from $277,047 in fiscal year 2004 to $659,449 this year. This increase was driven again by broad Canadian market distribution of the Disney product range and a successful Christmas pallet program sold into five mass market retailers in Canada.

Sales to non-returnable discount retailers also increased 42.7% from $465,854 to $664,953, an increase of $199,099. This increase was to due to a successful Smithsonian book and plush gift set program bought by a Northeastern gift shop chain. Traditional book channels representing accounts such as Borders, Waldenbooks and Barnes and Noble increased 24.4% due to promotional programs on several Disney and Smithsonian titles. The Company's school and library business developed nicely through the appointment of a library distributor and expanded product selections in library catalogs mailed by noted library distributors such as School Specialty Supply and Lakeshore Learning. The appointment of a library distributor resulted from the decision by the Company to curtail its mail order library catalog leading to a savings of over $75,000 in printing and postage costs. Accordingly, library distribution sales increased 32.7% or $55,198 to $223,786 in fiscal year 2005 versus the same period a year ago. Sales to library dealer catalogers were up this fiscal year by 74.5% or $97,039. On the international front, revenue from foreign book retailers, distributors and publishers increased $124,357 or 42.1% to $419,389 this fiscal year versus the comparable fiscal period a year ago. This gain came as a result of Disney product sales to Disney licensees in Australia and Mexico. In addition, on-going attendance by Company personnel at international book fairs has led to a significant expansion of Soundprints and Studio Mouse sales to international retailers, distributors and direct-to-consumer marketers; the Company currently has 75 active accounts in 45 countries.

Several divisions experienced sales decreases. Because the Company chose not to mail a consumer catalog this year, direct to consumer sales decreased $156,846 or 86.5% to $24,323. Direct to consumer book distributors experienced a 20.0% decline or $73,356 for the current fiscal year versus a year ago as a result of purchasing inconsistencies by the principle display marketer in this division, whose purchases result from only successful title testing. The Company has on-going tests with this customer and anticipates several successful programs in the future.

COST OF SALES. The Company's consolidated cost of sales for the year ended March 31, 2005 increased $418,099 from $2,698,800 in the prior fiscal year to $3,116,899, an increase of 15.5%. Cost of sales as a percentage of net sales decreased from 69.1% to 48.6% in the current fiscal year.

Direct product costs increased for the fiscal year ended March 31, 2005 versus the prior year, from $1,690,545 in fiscal year 2004 to $2,071,428 in the current fiscal year, an increase of 22.5% or $380,883. As a percentage of net sales, direct product costs decreased from 43.3% in the prior fiscal year to 32.3% in the current fiscal year. The decrease in direct product costs is primarily a result of the increasing percentage of total sales of Disney-licensed product which have lower manufacturing costs due to higher quantities ordered from vendors and, as a consequence, higher margins. The Company also is continuing its efforts to locate book printers and plush suppliers with lower manufacturing costs.

The decrease in total consolidated product costs as a percentage of net sales was also driven by a decrease in overhead burden such as miscellaneous warehouse-related and other costs, warehouse supplies and inventory obsolescence expense. Also, the costs of running the warehouse are semi-fixed and not directly variable with volume. The Company uses a break bulk warehouse on the West Coast for drop shipments direct to customers from its China printers, which results in a savings on freight and warehouse labor versus running these shipments through its East Coast facility.

The Company's expense associated with its inventory obsolescence reserve decreased by $83,108 from $250,439 in the fiscal year ended March 31, 2004 to $167,331 in the current fiscal year. The inventory provision decreased for the year as the Company deemed the current allowance adequate.

Design costs increased $63,685 from $172,184 in the prior quarter to $235,869 in the current fiscal year. This is primarily attributable to costs related to editorial salaries.

Warehouse salaries increased $24,226 from $192,854 in the prior fiscal year to $217,079 in the current year, an increase of 12.6%. This is primarily a result of increased hiring and overtime associated with the increased level of sales.

GROSS PROFIT. As a result of these changes in net sales and cost of sales, the Company's gross profit for the year ended March 31, 2005 increased 192.0% to $3,227,976 versus the prior year's gross profit of $1,105,389. Gross margin increased from 29.1% in the prior fiscal year to 50.9% in the fiscal year ended March 31, 2005.

SELLING, GENERAL & ADMINISTRATIVE COSTS. The Company's selling, general, and administrative costs increased 3.6% from the prior fiscal year to $2,931,104 for the year ended March 31, 2005. As a percentage of net sales, selling, general and administrative costs in 2004 and 2005 were 74.4% and 46.2%, respectively.

The Company's annual report for the fiscal year ended March 31, 2004 included a one-time write-down of assets in Other Income/Expense, net. This write-down has been reclassified in the current filing and is included as a component of the Company's loss from operations. There was no such impairment recorded in the current fiscal year. The change of ownership of Studio Mouse, LLC as of August 20, 2002, resulted in the recognition of goodwill in the amount of $263,897. For the fiscal year ended March 31, 2004 the Company had determined that an impairment had occurred and thus incurred a one-time charge of $263,897 related to the disposal of all of the Company's goodwill.

Royalty expenses were the single greatest contributor to the general increase in selling, general and administrative costs for the current fiscal year. In the current fiscal year royalty expenses increased $477,780 from $519,200 for the prior fiscal year to $996,980 in the current fiscal year, an increase of 92.0%. This increase was a result of greater sales of products which carry a higher royalty rate as a percentage of total sales.

As previously mentioned, the Company did not mail a direct to consumer catalog this past fall in response to disappointing results from the prior year's mailing. As a result the Company's catalog amortization expense decreased $239,400 from $347,400 in the prior fiscal year to $108,000 in the current fiscal year, a decrease of 68.9%. Catalog expenses are expected to continue to decline in the coming fiscal year as the Company has decided not to mail a fall 2005 direct mail catalog. Instead, the Company entered into an agreement with a well-established distributor in the school and library market in an attempt to shift the fulfillment operations to the distributor while increasing sales. The early results of this initiative show promise although operational issues, relating to the establishment of order fulfillment procedures, still remain unresolved.

Bad debt expense decreased $79,500 from $105,700 to $26,200, a decrease of 75.2%. The Company continues to monitor its receivables aging and as a result has decreased the necessary reserves to this account. The Company believes that based on current information, the bad debt reserve is sufficient. However, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Sales department salaries increased 23.4% to $65,722 in the current fiscal year from $53,276 in the prior fiscal year, an increase of $12,446. This is a result of a reclassification of personnel from office to sales, new hiring to gain greater access to the international markets and performance bonuses.

Office salaries increased $20,000 from $138,000 in the prior fiscal year to $158,000 for the year ended March 31, 2005. This is primarily a result of new personnel hired to assist in the accounting, customer service and operations departments.

Executive salaries increased $106,000 from $501,700 in the prior fiscal year to $607,700 for the year ended March 31, 2005. This increase is attributable to salary increases.

Legal costs increased 214.7% from $30,000 in the prior fiscal year to $94,400 in the current fiscal year, an increase of $64,400. The increase is primarily attributed to the Company's exploration of its options related to capital restructuring.

The Company's amortization and depreciation expense decreased $45,800 from $77,200 in the prior fiscal year to $31,400 in the current fiscal year as a result of certain assets being fully depreciated.

INTEREST EXPENSE. The Company's interest expense (net) for the year ended March 31, 2005 was $140,653, an increase of $89,356 over the comparable prior year amount of $51,297. In the prior year a one-time gain in interest income from customers related to a recovery of bad debts partially offset the Company's interest expense. No such gain existed in the current year. Furthermore, interest payments on increased borrowings versus the prior year coupled with rising interest rates on the Company's revolving credit line and term loans also accounted for this year's increase in expense.

ROYALTY INCOME. The Company's royalty income (net) for the year ended March 31, 2005 decreased by $41,969 from $73,555 in the prior fiscal year to $31,586 for the year ended March 31, 2005. The change in royalty income was a result of decreased royalty income from domestic and international sublicensed sales. From time to time, the Company sublicenses to other publishers, in the United States and abroad, its titles for special formats and foreign language editions. Some of these titles are intellectual property owned by the Company or licensed by the Smithsonian or other licensors.

OTHER INCOME/EXPENSE. The Company's annual report for the fiscal year ended March 31, 2004 included a one-time write-down of assets in Other Income/Expense. This write-down has been reclassified in the current filing and is included as a component of the Company's loss from operations. The Company's other income for the year ended March 31, 2005 was $100,689 versus income of $3,855 for the prior fiscal year. The increased income for the current year is partially attributable to a one-time gain related to the reduction of an obligation due to non-performance. Gains from foreign currency exchange also contributed to the Company's income in the current period versus the prior year.

NET INCOME/LOSS. As a result of the items discussed above, the Company's net income for the year ended March 31, 2005 was $266,744 compared to a net loss of $1,685,281 for the comparable prior fiscal year. Net margin for the current year was 4.2%.

Impact of New Accounting Pronouncements
---------------------------------------

The Company is not aware of any recent accounting standards issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources
-------------------------------

The Company had positive cash flow from operations for the year ended March 31, 2005. Although the Company continues to suffer from a deficiency in net assets and a negative working capital position, the Company's position has improved significantly versus the past several years. At March 31, 2005 the Company had a deficiency of net assets of $1,364,684 versus a deficiency at March 31, 2004 of $1,801,079. Working capital has improved $1,675,387 from a deficiency of $1,696,475 at March 31, 2004 to $21,088 at March 31, 2005.

Accounts receivable also increased from $720,369 at December March 31, 2004 to $964,842 at March 31, 2005, an increase of $244,473. Accounts payable and accrued expenses increased $385,164 versus the prior year from $835,786 to $1,220,950 at March 31, 2005. This is primarily a result of the higher level of sales in the current period. Royalties and commissions payable increased $148,441 year over year from $242,902 at March 31, 2004 to $391,343 at March 31,
2005. Disney-licensed sales account for the majority of this increase.

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

On February 5, 2004 the Company closed on bank financing for a revolving line of credit. The maximum amount of funds currently available to the Company is $750,000. The Company has requested an increase in the credit line which is currently under consideration. As of June 28, 2005 the balance on the Company's revolving credit line was $446,000.

The Company executed a UCC-1 Financing Statement covering a perfected first lien and security interest on all of the Company's assets. Mr. Burnham executed a personal guarantee and Mrs. Burnham a limited guarantee regarding the indebtedness. As additional security for both loans, the bank received a mortgage and related security interest on the Company's premises located at 353 Main Avenue, Norwalk, Connecticut, owned by an affiliated entity.

As of July 6, 2005 the Company's backlog was approximately $2,369,000.

On June 1, 2005, the Company issued a press release and subsequent 8K stating that the term of the Disney license had been extended through December 31, 2005. The Company is confident the license can be renewed on acceptable terms.

Expected cash flows from operations supplemented by available lending sources are forecast to be adequate in covering the Company's operations. However, the Company continues to explore outside funding options in the event that cash flow does not materialize in line with current expectations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for working capital will eclipse the limits of its revolving credit facility if revenue growth is to be maintained.

The Company has recorded $351,543, the net present value of $444,852, which Chart Studio claims is owed to it by the Company. For more information refer to
Item 1 of Part 1, Description of Business, as to the reasons the Company is of the view that none of such amount is owed.

For the year ended March 31, 2005 the principal shareholder / chief executive officer repaid $124,000 relating to pre-existing loans. Subsequent to March 31, 2005, this individual was repaid approximately $30,000 relating to pre-existing loans.

Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors in which his salary was reduced to $1 per year. For the year ended Mach 31, 2005, the Company recognized the difference between the fair market value of his services and the accepted salary of $1 per year. This was an expense of $106,000 and was recorded as a contribution to capital.

While the Company has been able to negotiate favorable interest rates on $1,416,655 in loans from two principal shareholder/officers due on or before January 1, 2007, there is no guarantee this will continue when these loans are renegotiated at maturity.

ITEM 7.   FINANCIAL STATEMENTS



                                Trudy Corporation

                                Financial Report

                                 March 31, 2005


                                    Contents

Independent Auditors' Report                                                16

Balance Sheet                                                               17

Statements of Operations                                                    18

Statements of Shareholders' Equity (Deficit)                                19

Statements of Cash Flows                                                    20

Notes to Financial Statements                                               21

             Report of Independent Registered Public Accounting Firm


To The Shareholders
Trudy Corporation
Norwalk, Connecticut


We have audited the accompanying consolidated balance sheet of Trudy Corporation and Subsidiary as of March 31, 2005, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trudy Corporation and Subsidiary at March 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

                                  Dworken, Hillman, LaMorte & Sterczala P.C.
July 12, 2005
Shelton, Connecticut

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 2005

                                                                   March 31,
                                                                     2005
                                                                  -----------
Assets

Current assets:
 Cash and cash equivalents                                        $    32,442
 Accounts receivable, net                                             964,842
 Inventories                                                        1,163,693
 Prepaid expenses and other current assets                            179,950
                                                                  -----------

    Total current assets                                            2,340,927

Equipment, net                                                         30,987
Royalty advances, net                                                 203,206
Pre-publication costs and other assets, net                           531,538
                                                                  -----------

    Total other assets                                                765,731
                                                                  -----------

      Total assets                                                $ 3,106,658
                                                                  ===========




Liabilities and shareholders' deficit

Current liabilities:
 Notes payable - bank                                             $   716,484
 Current portion of long term debt                                     33,238
 Accounts payable and accrued expenses                              1,220,948
 Royalties and commissions payable                                    391,343
                                                                  -----------

      Total current liabilities                                     2,362,013

 Long-term liabilities:
Due to The Chart Studio (Pty) Ltd.                                    351,543
 Long term debt, net of current portion                             1,757,784
                                                                  -----------

Total long-term liabilities                                         2,109,327
                                                                  -----------

Total liabilities                                                   4,471,340


Shareholders' equity:
 Common stock: $.0001 par value, authorized 850,000,000 shares         45,574
 Additional paid-in capital                                         5,267,793
 Accumulated equity deficit                                        (6,678,049)
                                                                  -----------

      Total shareholders' deficit                                  (1,364,682)
                                                                  -----------

     Total liabilities and shareholders' deficit                  $ 3,106,658
                                                                  ===========

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Operations
          For the Twelve Months Ended March 31, 2005 and March 31, 2004

                                                        March 31,        March 31,
                                                          2005              2004
                                                      -------------     -------------
Net Sales                                                 6,344,875         3,804,188

Cost of sales                                             3,116,899         2,698,800
                                                      -------------     -------------

Gross Profit                                              3,227,976         1,105,388

Operating expenses:
 Selling, general & administrative                        2,931,104         2,830,592
                                                      -------------     -------------

Income/(loss) from operations                               296,872        (1,725,204)

Other income/ (expense)
 Interest, net                                             (148,364)          (51,297)
 Royalties, net                                              31,586            73,555
 Other income (expense)                                     100,689             3,855
                                                      -------------     -------------

Other income/(expense)                                      (16,089)           26,113
                                                      -------------     -------------

Income/(loss) before minority interest                      280,783        (1,699,091)
                                                      -------------     -------------

 Minority interest income/(expense)                         (14,039)           13,810
                                                      -------------     -------------

Net income/(loss)                                           266,744        (1,685,281)
                                                      =============     =============

Basic and diluted net income/(loss) loss per share    $          --     $          --
                                                      =============     =============

Weighted average number of shares outstanding           442,496,616       442,460,249
                                                      =============     =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                                Trudy Corporation
                  Statements of Shareholders' (Deficit) Equity
                       Years ended March 31, 2005 and 2004

                                          Common Stock           Additional                       Total
                                  ---------------------------     Paid-in       Accumulated    Shareholders'
                                     Shares          Amount       Capital         Deficit        Deficit
                                  ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2003          442,460,249   $     44,246   $  4,996,417   $ (5,259,512)  $   (218,849)

Contributed compensation                    --             --        102,500             --        102,500

Net income (audited)                        --             --             --     (1,685,281)    (1,685,281)

                                  ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2004          442,460,249         44,246      5,098,917     (6,944,793)    (1,801,630)
                                  ============   ============   ============   ============   ============

Common Stock                        13,273,808          1,328         63,126             --         64,454

Contributed compensation                    --             --        105,750             --        105,750

Net income (audited)                        --             --             --        266,744        266,744

                                  ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2005          455,734,057   $     45,574   $  5,267,793   $ (6,678,049)  $ (1,364,682)
                                  ============   ============   ============   ============   ============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                   For the Year Ended March 31,
                                                                   ---------------------------
                                                                      2005             2004
                                                                   -----------     -----------
Cash Flows From Operating Activities
Net income /(loss)                                                 $   266,744     $(1,699,091)
Adjustments to reconcile net loss/(income) to net cash provided by / (used in) operating activities:
  Depreciation                                                          31,434          77,181
  Amortization of pre-publication costs                                 91,215         149,831
  Provision for losses on accounts receivable                           24,806         (97,840)
  Provision for slow moving inventory                                  115,456         204,544
  Provision for sales returns                                         (103,802)        336,119
  Contributed compensation                                             105,750         102,500
  Imputed interest on long-term loan                                    25,325          23,501
  Impairment of Goodwill                                                     0         263,897

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                          (165,477)        445,679
  (Decrease) in Due to Chart Studio (Pty) Ltd.                               0          (8,820)
  (Increase) in inventories                                           (141,358)       (121,961)
  Decrease in prepaid expenses and other current assets                 25,997          90,800
  Increase (Decrease) in accounts payable and accrued expenses         375,008        (259,434)
  Increase in royalties and commissions payable                        133,070          53,638
                                                                   -----------     -----------
Net cash provided /(used) by operating activities                      784,168        (439,456)

Investing activities:
  Purchases of property and equipment                                   (7,174)        (28,281)
  Pre-publication and royalty advances                                (207,065)       (307,587)
                                                                   -----------     -----------
Net cash used by investing activities                                 (214,239)       (335,868)

Financing activities:
  Net change in note payable, bank                                    (449,588)        522,564
  Repayments of long-term debt                                               0          (3,406)
  Repayments to related parties                                       (137,152)        (89,763)
  Proceeds from related parties                                              0          50,000
                                                                   -----------     -----------
Net cash provided/(used) by financing activities                      (586,740)        479,395
                                                                   -----------     -----------

Net increase (decrease) in cash and cash equivalents                   (16,811)       (295,929)
Cash and cash equivalents at beginning of period                        49,253         345,182
                                                                   -----------     -----------
Cash and cash equivalents at end of period                         $    32,442     $    49,253
                                                                   ===========     ===========

Cash paid for interest                                             $    94,277     $    77,943
Cash paid for income taxes                                         $        --     $        --

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

Basis of Presentation

The Company had operating income of $296,872 for the year ended March 31, 2005. On a year over year basis, the Company has posted net sales gains in all but one of the last five years. In the current year, revenues increased 66.8%. On February 5, 2004, the Company received a line of credit and a term loan from its Bank. In the year ended March 31, 2005 the Company did not require any funding from its principal shareholder/officers and had positive cash flow from operations.

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

Intangible Assets

As a result of the merger of Studio Mouse, LLC into the Company effective March 31, 2005, an intangible asset was recorded as a result of the premium paid over book value due to the Disney license. The intangible asset is to be amortized over a three year period.

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

Royalties

The Company provides for royalty expense as sales are incurred.

Subsidiary Licensing Rights

Depending upon the terms of its various licensing agreements, the Company can lease its intellectual property rights to another party. The associated incomes is recorded as either advances against royalties or royalties income, as earned. The associated expenses due to the authors, illustrators or licensors are a percentage of such income for use of their text, illustrations, content or imprimaturs.

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

The Company periodically issues shares of its common stock to employees. Shares issued for services are valued either at the Company's estimate of the fair value of the common stock at the date of issuance or based on the market price at the date of issuance.

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

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) for the Company is the same as net income (loss) for all periods presented.

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

Advertising expense related to catalogs and brochures was $108,015 and $347,382 for the twelve month periods ended March 31, 2005 and 2004, respectively.

Other advertising expense for the fiscal years ended March 31, 2005 and 2004 was $3,569 and $18,957 respectively.

Reclassifications

Certain reclassifications were necessary in the prior fiscal year to be consistent with the current fiscal year's presentation. In the fiscal year ended March 31, 2004 the Company wrote down Goodwill which was reflected in other income/expense. This has been reclassified and is now a component of the Company's loss from operations.

2. Inventories

Inventories consist of the following:

    Raw Materials                                               $     41,616
    Finished Goods                                                 1,442,077
    Reserve for Obsolescence                                        (320,000)
                                                                ============
    Inventory                                                   $  1,163,693
                                                                ============

3. Equipment

Equipment consists of the following:

    Machinery, equipment and dies                               $      4,340
    Furniture and fixtures                                            36,823
    Computer Software and Hardware                                    29,058
    Accumulated depreciation                                         (39,234)
                                                                ------------
    Equipment                                                   $     30,987
                                                                ============

4. Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired. In accordance with FAS No. 142 "Goodwill and Other Intangible Assets", goodwill and certain other intangible assets are no longer systematically amortized. These assets are evaluated on an ongoing basis for impairment.

As of March 31, 2004, the Company wrote down Goodwill due to an impairment.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

    Accounts payable                                            $    986,528
    Payroll, bonus and related taxes                                 120,973
    Other (Principally Interest)                                      94,070
                                                                ------------
                                                                $  1,201,571
                                                                ============

6.  Notes Payable, Bank

Notes payable, banks includes the following:

    A revolving line of credit totaling $750,000 due on
    demand. Interest is payable monthly equal to the Wall
    Street Journal reported prime rate plus 1.5%. Borrowings
    are subject to a borrowing base equal to 80% of eligible
    accounts receivable. The note is also secured by all of
    the assets of the Company, a mortgage on the Company's
    premises, a personal guarantee of a principal
    shareholder and a limited guarantee of another principal
    shareholder                                                 $     73,000

    Note payable, bank, due on demand. Interest is payable
    monthly at LIBOR plus 1%. The note is secured by
    personal guarantees of two principal shareholders and
    and additional shareholder.                                      643,484
                                                                ------------
                       Total                                    $    716,484
                                                                ============

7. Long term debt:

    Various notes payable to the president/shareholder due
    February, 2006. Interest is payable monthly at 5.0%         $     17,655

    Notes payable to the president/shareholder due in
    January 2007. Interest is variable, 1.0% over LIBOR              945,000

    Notes payable, shareholder, payable at various dates
    between January and March 2007. Interest is payable at
    specified maturity dates at 5% per annum                         454,000

    Note payable, bank, payable in monthly installments of
    $2,713 including interest at 7%. Balance due in February
    2009. The note is secured by all assets of the Company,
    a mortgage on the Company's premises and a personal
    guarantee of the majority shareholder                            287,270

    Note payable, affiliate, payable in monthly installments
    of $801 with interest imputed at 8%. The note is
    unsecured                                                         87,097
                      Less current portion                           (33,238)
                                                                ------------
                      Total                                     $  1,757,784
                                                                ============

The scheduled principal payments on long term debt follow:

    Year ending March 31, 2006                                  $     33,238
    Year ending March 31, 2007                                     1,415,733
    Year ending March 31, 2008                                        17,905
    Year ending March 31, 2009                                       250,541
    Year ending March 31, 2010                                         4,041
    There after                                                       69,564
                                                                ------------
                      Total                                     $  1,791,022
                                                                ============

8. Acquisition

On March 31, 2005, Studio Mouse was merged into the Company. In exchange for her 5.0% ownership interest in Studio Mouse, Ashley Andersen (a Director and Officer of the Company) received 3.0% of Trudy Corporation's outstanding common stock, or 13,273,808 shares. Management valued these shares at $64,400 after reviewing a variety of factors including restrictions on the stock pursuant to Rule 144, number of shares outstanding, closing share prices and other recent valuations of the Company provided by independent parties.

9. Concentrations and Credit Risk

(a) Sales

Sales to four customers account for approximately 47% for the year ended March 31, 2005 and 46% for the prior fiscal year. The gross amount in accounts receivable for these four customers at March 31, 2005 was $688,142.

The Company sells certain goods under a license from Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). Disney-licensed product sales approximated 72.8% of net sales in the year ended March 31, 2005, and 48.0% in the year ended March 31, 2004

The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian"). Sales with the Smithsonian name approximated 16.7% of net sales in the year ended March 31, 2005 and 39.0% in the year ended March 31, 2004.

(b) Cost of Sales

The Company produces the majority of its products by contracting with independent toy factories and printing plants located in Asia. In the fiscal year ended March 31, 2005, the Company purchased approximately $323,000 of its toys from one vendor in China. The company purchased books amounting to approximately $1,800,000 from three vendors in China and one broker in the U.S. comprising 43%, 31%, 8% and 18% of the Company's purchases, respectively. The Company has other qualified sources of supply from which it has purchased in the past.

As mentioned above, books are also purchased from a U.S. company which subcontracts production to various printers in the Far East. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally and CDs in Singapore and China. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere.

10. Related Party Transactions

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

Rent expense totaled $63,000 and $75,000 for the years ended March 31, 2005 and 2004, respectively.

The Company has borrowings from related parties of $1,416,655. The terms of these notes can be found in Notes 7 and 8 to the financial statements. Interest to related parties totaled $12,056 and $18,100 for the years ended March 31, 2005 and 2004, respectively. Repayments to related parties totaled $124,000 in the year ended March 31, 2005. Subsequent to March 31, 2005 the Company repaid an additional $30,000 of these borrowings.

Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors in which his salary was reduced to $1 per year. For the year ended March 31, 2005 the Company recognized the difference between the fair market value of his services and the accepted salary of $1 per year. This was recorded as a contribution to capital.

11. Income Taxes

The components of income tax (benefit) are as follows:

                                                       2005                          2004
                                            ---------------------------   ---------------------------
                                              Current        Deferred       Current        Deferred
                                            ------------   ------------   ------------   ------------
Income tax expense before application
Of operating loss carryforwards             $    136,300   $          0   $          0   $   (351,200)

Income tax expense (benefit) of operating
Loss carryforwards                              (136,300)       136,300              0              0

Change in valuation allowance                          0       (136,300)             0        351,200
                                            ------------   ------------   ------------   ------------

Income tax expense (benefit)                $          0   $          0   $          0   $          0
                                            ============   ============   ============   ============

The following table reconciles the Company's effective income tax rate on income before income taxes to the Federal Statutory rate for the years ended March 31, 2005 and 2004:

                                                     2005           2004
                                                 ------------   ------------
    Federal statutory rate                                 34%           -34%

                                                 ------------   ------------
    Effect of:
    Utilization of operating loss carryforward            -34%
    Change in valuation allowance                                         34%
                                                 ------------   ------------

                                                            0%             0%
                                                 ============   ============

The deferred taxes are comprised of the following at March 31, 2005:

    Net operating loss carryforwards                            $  1,781,000
                                                                ------------
    Reserves and allowances                                          387,000
                                                                ------------

    Total deferred tax assets                                      2,168,000
                                                                ------------
    Less valuation allowance                                      (2,168,000)
                                                                ------------
     Net deferred tax assets                                    $          0
                                                                ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of March 31, 2005, the Company has a net operating loss carryforward of approximately $5 million for federal income tax purposes which expire at various dates through 2024. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

12. Stock-Based Compensation

The Company no longer has stock options outstanding under its 1987 Stock Option Plan ("the Plan"). No further options may be granted under the Plan. Under the plan, options expired upon the earlier of employee termination or ten years from the date of grant.

13. Benefit Plan

The Company has adopted a 401(k) Retirement Plan, which covers substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent on the first 3 percent of employee contributions. The Company made approximately $10,800 and $8,500 in matching contributions to the Plan in 2005, and 2004, respectively.

14. Joint Venture

In 2002, the Company entered into a Joint Venture with Chart Studio (Pty.) Ltd. and formed Studio Mouse, LLC. Initially, the Company and Chart Studio each owned 45% and certain employees of the Company and Chart Studio owned the remaining 10%.

As a result of certain regulatory restrictions, Chart Studio was required to divest of its ownership interest, and in August 2002, the Joint Venture was restructured. Under the restructuring, the Company acquired Chart Studio's and its employees' ownership interest in exchange for a note payable of $444,852 bringing the Company's total ownership in Studio Mouse to 95%. Chart Studio reserved the right to repurchase its interest if regulatory approval was obtained.

The note payable is due in August 2007 and does not bear interest. The Company recorded this amount with an imputed interest rate of 7.5%. As of March 31, 2005, the net present value of such note is $351,543.

On March 4, 2004, the Company announced that it had executed a new Memorandum of Understanding ("MOU") with Chart Studio, providing for a further restructuring of ownership of Studio Mouse, and for share ownership by Chart Studio in Trudy (please refer to the Company's Annual Report on form 10-KSB of March 31, 2004 for the full MOU). Under the terms of the MOU, Chart Studio had to obtain Reserve Bank of South Africa approval by December 31, 2004 and satisfy several other obligations in order to receive equity ownership (up to 33%) in Trudy. The MOU further provided that if the necessary Reserve Bank approval was not received by December 31, 2004, then Trudy would be obligated to pay Chart Studio, no later than August 20, 2007, a minimum of $444,852. As noted above, as of March 31, 2005, the Company had recorded $351,543 of this amount. Payment of such minimum amount was conditioned upon the fulfillment of several obligations by Chart Studio providing consideration to abet its business relationship, including but not limited to, issuing corporate guarantees for 30% of Trudy's bank credit line of $750,000 and term loans of $300,000, respectively. These guarantees as well as other requirements outlined in the MOU were not provided by Chart Studio.

In the opinion of Management, there were material breaches by Chart Studio of its obligations under the MOU. The obligations so breached represented a material and substantial part of the consideration for Trudy's agreement to provide Chart Studio with up to 33% of the Common Stock of Trudy or, alternatively, to pay to Chart Studio a minimum of $444,852 by August 20, 2007. In view of such material breaches, it is Management's opinion that Trudy has no further obligation under the MOU. It is anticipated that an amicable solution will be reached as both parties are in discussion.

15. Supplemental Disclosure of Cash Flow information

(a) Schedule of non-cash financing activities

On March 31, 2005 the Company issued 13,273,808 shares of common stock in exchange for 5.0% ownership interest in Studio Mouse, LLC.

16. Commitments

(a) Commitments

The Company leases its building and other items under non-cancelable short-term operating leases from a limited liability company owned by the Company's President and shareholder, a current Board member, and a former Director and Officer. Rent expense was approximately $63,000 and $75,000 for the years 2005 and 2004, respectively.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2005:

                       Period                                      Amount
    ----------------------------------------------              ------------
    2005                                                        $    106,400
    2006                                                             112,800
    2007                                                             112,800
                                                                ------------
    Total minimum lease payments                                $    332,000
                                                                ============

(b) Royalties

On April 30, 2002 the Company entered into an amendment to the Smithsonian license agreement, extending the license term to September 30, 2007. Minimum remaining royalty amounts are as follows:

                       Period                                      Amount
    ----------------------------------------------              ------------
    October 1, 2004 - September 30, 2005                             125,000
    October 1, 2005 - September 30, 2006                             130,000
    October 1, 2006 - September 30, 2007                             135,000
                                                                ------------
                                                                $    390,000
                                                                ============

The Company has a license agreement with the WGBH that provides for minimum royalties of $116,500 due by January, 2007, and another $116,500 due by January, 2008.

(c) Contingencies

The term of the Company's publishing license from Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC, New York, NY, has been extended from May 31, 2005 to December 31, 2005. The Company and Disney are currently in talks regarding a renewal. While the Company is confident the license can renewed on acceptable terms, significant guarantees placed on the Company by Disney for the renewal term could place a substantial burden on the Company's working capital.

In connection with the license, the Company has a letter of credit of $340,000 outstanding.

On August 15, 2003 the Company was sued in the Superior Court of California for breach of contract. Subsequent to year end the Company settled the suit but did not admit to any liability. Total settlement was less than $15,000.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the names and ages of all the directors and the executive officers of the Registrant and the positions and offices held by such persons as of June 1, 2005

Name                      Age      Position
----                      ---      --------

William W. Burnham         62      Chairman of the Board of Directors,
                                   President, and Chief Executive Officer

Alice B. Burnham           57      Director

Peter D. Nalle             57      Director

Fred M. Filoon             62      Director

Ashley C. Andersen         31      Executive Vice President, Publisher, Director

Patty Sullivan             47      Director

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

Patty Sullivan has served as a Director of the Company since February, 2004. Ms. Sullivan served as Executive Vice President and Publisher and Executive Vice President of Sales, Marketing, and Licensing at Golden Books from 1996 to 1999. She served as the Senior Vice President of Sales and Marketing at Random House from 1993-1995 (and was with the company in various positions for 12 years) and went on to be Senior Vice President and Publisher at Simon & Schuster, where she launched Nickelodeon Books in 1995. Ms. Sullivan has had her own successful consulting and licensing business for several years, with such clients as Scholastic, Barnes & Noble, Lamaze Books, the American Academy of Pediatrics, and Build-A-Bear Workshop.

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

Based solely on the Company's review of forms furnished to the Company, the Company believes that it is incompliance with all filing requirements with respect to the year ended March 31, 2005 applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except that Ashley Andersen, a Director and Officer of the Company failed to file a Form 4 on a timely basis for the receipt of common stock on March 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

During the year ended March 31, 2005 Ashley Andersen, the executive Vice president and Publisher, received compensation totaling $103,823.

Because the Company earned net income for the year, 20% of this figure has been accrued for a bonus pool to be awarded management at the discretion of the board of directors, to be determined at the Company's Board meeting held at the conclusion of each fiscal year. Individual awards to management are to be decided on by the non-management Board of Directors

Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors in which his salary was reduced to $1 per year. For the year ended march 31, 2005 the Company recognized the difference between the fair market value of his services and the accepted salary of $1 per year. This was recorded as a contribution to capital.

Stock Options

On March 3, 1987, both the Board of Directors and shareholders of the Company adopted the 1987 Stock Option Plan (the "Plan"). During the year the plan expired and as of March 31, 2005, there were no outstanding options.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2005, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

                                 Common Stock
Name                             Beneficially Owned(1)       Percent of Class
----------------------------    ------------------------    -----------------
William W. Burnham(2)(3)                    102,386,000                  22.5%

Alice B. Burnham(2)(3)                       72,770,000                  16.0%

Fred M. Filoon (3)                           13,750,000                   3.0%

Peter D. Nalle (3)                           13,750,000                   3.0%

Ashley C. Andersen (3)                       33,273,808                   7.3%

John Sullivan (3)(4)                         11,000,000                   2.4%

Patty Sullivan (3)(4)                           184,000                   NMF

All Directors and
Officers as a
group (7 persons)                           247,113,808                  54.2%

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

4)   Brother and sister.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the President and Chief Executive Officer of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $63,000 and $75,000 for the years ended March 31, 2005 and 2004, respectively.

The Company has borrowings from related parties of $1,416,655. The terms of these notes can be found in Notes 7 and 8 to the financial statements. Interest to related parties totaled $12,056 and $18,100 for the years ended March 31, 2005 and 2004, respectively. Repayments to related parties totaled $124,000 in the year ended March 31, 2005. Subsequent to March 31, 2005 the Company repaid an additional $30,000 of these borrowings.

Subsequent to June 30, 2004, the chief executive officer entered into an agreement with the Board of Directors in which his salary was reduced to $1 per year. For the year ended march 31, 2005 the Company recognized the difference between the fair market value of his services and the accepted salary of $1 per year. This was recorded as a contribution to capital.

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

     None

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

Dated: July 15, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                      Date
---------                       -----                                      ----
/s/ WILLIAM W. BURNHAM          Chairman of the Board,                     July 15, 2005
---------------------------     President and Chief Executive Officer
William W. Burnham              Acting Principal Financial Officer


/s/ ALICE B. BURNHAM            Director                                   July 15, 2005
---------------------------
Alice B. Burnham

/s/ PETER D. NALLE              Director                                   July 15, 2005
---------------------------
Peter D. Nalle

/s/ FRED M. FILOON              Director                                   July 15, 2005
---------------------------
Fred M. Filoon

/s/ ASHLEY C. ANDERSEN          Director                                   July 15, 2005
---------------------------
Ashley C. Andersen

/s/ PATTY SULLIVAN              Director                                   July 15, 2005
---------------------------
Patty Sullivan