Form 10QSB/A
period 2004-12-31
TRUDY CORP
filed 2005-07-20
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A
                                (Amendment No. 1)



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



The Registrant amended its September 30, 2004 quarterly report on Form 10-QSB/A to include the $26,500 fair market value cost for the Chief Executive Officer's salary. For the period, the CEO's actual salary, per an agreement with the Board of Directors subsequent to June 30, 2004, was $1 per year.

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

                         Trudy Corporation & Subsidiary
                                 Balance Sheet


                                                                   December 31,
                                                                       2004
                                                                  -------------
                                                                   (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                                               1,363
  Accounts receivable, net                                            1,807,563
  Inventories                                                         1,185,429
  Prepaid expenses and other current assets                             146,127
                                                                  -------------
    Total current assets                                              3,140,482

Equipment, net                                                           35,171
  Royalty advances, net                                                 175,139
  Pre-publication costs and other assets, net                           491,772
                                                                  -------------
    Total other assets                                                  702,082
                                                                  -------------
    Total assets                                                      3,842,564
                                                                  =============


Liabilities and shareholders' deficit

Current liabilities:
  Notes payable - bank                                                1,202,049
  Notes payable - shareholder / officer and related parties           1,438,629
  Current portion of long term debt                                      15,311
  Accounts payable and accrued expenses                               1,405,493
  Royalties and commissions payable                                     646,911
                                                                  -------------
    Total current liabilities                                         4,708,393

Long-term liabilities:
  Due to The Chart Studio (Pty) Ltd.                                    345,033
  Notes payable to bank (less current portion)                          362,833
                                                                  -------------
    Total long-term liabilities                                         707,866
                                                                  -------------
    Total liabilities                                                 5,416,259

    Minority Interest                                                    12,365


Shareholders' deficit:
  Common stock: $.0001 par value                                         44,246
  Additional paid-in capital                                          5,178,167
  Accumulated equity / (deficit)                                     (6,808,473)
                                                                  -------------

    Total shareholders' deficit                                      (1,586,060)
                                                                  -------------
    Total liabilities and shareholders' equity                        3,842,564
                                                                  =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                         Trudy Corporation & Subsidiary
                      Consolidating Statement of Operations

                                                                Three Month Period                   Nine Month Period
                                                                Ended December 31,                  Ended December 31,
                                                         --------------------------------    --------------------------------
                                                              2004               2003             2004              2003
                                                         --------------    --------------    --------------    --------------
                                                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net Sales                                                $    2,267,965         1,478,454         5,127,589         3,183,374

Cost of Sales                                                 1,135,700           774,992         2,598,114         1,921,867

                                                         --------------    --------------    --------------    --------------
Gross Profit                                                  1,132,265           703,462         2,529,475         1,261,507


Operating expenses
  Selling, general and administrative                           984,967           874,540         2,366,529         2,048,014
                                                         --------------    --------------    --------------    --------------

Income/(loss) from operations                                   147,298          (171,078)          162,946          (786,507)

Other income (expense)
  Interest, net                                                 (40,260)          (32,687)         (114,245)          (12,387)
  Royalties, net                                                 16,885            27,847            19,569            38,369
  Other income/(expense)                                         72,297              (350)           79,865              (905)
                                                         --------------    --------------    --------------    --------------

Other income/(expense):                                          48,922            (5,190)          (14,811)           25,077
                                                         --------------    --------------    --------------    --------------

Income/(loss) before minority interest                          196,220          (176,268)          148,135          (761,430)


  Minority interest income/(expense)                            (12,365)           (6,760)          (11,813)           (6,233)


                                                         --------------    --------------    --------------    --------------
Net income/(loss)                                               183,855          (183,028)          136,322          (767,663)
                                                         ==============    ==============    ==============    ==============


Basic and diluted net income/(loss) loss per share       $            -    $            -    $            -    $            -
                                                         ==============    ==============    ==============    ==============

Weighted average number of shares outstanding               442,460,249       442,460,249       442,460,249       442,460,249
                                                         ==============    ==============    ==============    ==============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                                                                           For the Nine Months
                                                                            Ended December 31,
                                                                       ---------------------------
                                                                           2004           2003
                                                                       ------------   ------------
                                                                       (Unaudited)    (Unaudited)

Cash Flows From Operating Activities
Net income / (loss) before minority interest                                136,322       (767,664)
Adjustments to reconcile net loss/(income) before minority interest to net cash provided by / (used in) operating activities:
  Depreciation                                                               27,250         61,707
  Amortization of pre-publication costs                                     149,688        162,784
  Amortization of organization costs                                              0          3,524
  Provision for losses on accounts receivable                                24,834       (100,951)
  Provision for promotional allowance                                        92,465              0
  Provision for slow moving inventory                                       115,456         35,417
  Provision for sales returns                                                88,755        155,329
  Minority interest                                                          11,814          6,233
  Contributed compensation                                                   79,250         76,251
  Imputed interest on long-term loan                                         18,815         17,460


Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                             (1,258,142)      (272,668)
  (Decrease) in Due to Chart Studio (Pty) Ltd.                                    0         (4,125)
  Decrease (Increase) in inventories                                       (163,094)      (255,488)
  (Increase) Decrease in prepaid expenses and other current assets           18,729         45,831
  Increase (Decrease) in accounts payable and accrued expenses              559,552        (18,403)
  Increase (Decrease) in royalties and commissions payable                  388,638        156,416
                                                                       ------------   ------------
Net cash provided by / (used in) operating activities                       290,332       (698,347)

Investing activities:
  Purchases of property and equipment                                        (7,173)       (22,356)
  Pre-publication and royalty advances                                     (255,623)      (145,414)
                                                                       ------------   ------------
Net cash (used in) investing activities                                    (262,796)      (167,770)

Financing activities:
  Net proceeds from short-term debt                                          35,977              0
  Repayments to related parties                                            (111,401)       (57,057)
  Proceeds from related parties                                                   0        614,131
                                                                       ------------   ------------
Net cash provided by / (used in) financing activities                       (75,424)       557,074
                                                                       ------------   ------------

Net increase (decrease) in cash and cash equivalents                        (47,889)      (309,043)
Cash and cash equivalents at beginning of period                             49,253        345,182
                                                                       ------------   ------------
Cash and cash equivalents at end of period                                    1,363         36,139
                                                                       ============   ============

Cash paid for interest                                                       36,061         31,357
Cash paid for income taxes                                                       --             --

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                         Trudy Corporation & Subsidiary
                      Statement of Shareholders' Deficiency
                   For the Nine Months Ended December 31, 2004

                                             Common Stock                   Additional                                  Total
                                   ---------------------------------         Paid-in           Accumulated          Shareholders'
                                      Shares              Amount             Capital             Deficit          (Deficit) Equity
                                 ----------------    ----------------    ----------------    ----------------     ----------------

Balance at March 31, 2004        $    442,460,249              44,246    $      5,098,917    $     (6,944,793)    $     (1,801,630)

Contributed compensation                       --                  --              26,250                  --               26,250

Net loss (unaudited)                           --                  --                  --            (242,384)            (242,384)

                                 ----------------    ----------------    ----------------    ----------------     ----------------
Balance at June 30, 2004              442,460,249              44,246           5,125,167          (7,187,177)          (2,017,764)
                                 ================    ================    ================    ================     ================

Contributed compensation                       --                  --              26,500                  --               26,500

Net income (unaudited)                         --                  --                  --             194,849              194,849

                                 ----------------    ----------------    ----------------    ----------------     ----------------
Balance at September 30, 2004         442,460,249              44,246           5,151,667          (6,992,328)          (1,796,415)
                                 ================    ================    ================    ================     ================

Contributed compensation                       --                  --              26,500                  --               26,500

Net income (unaudited)                         --                  --                  --             183,855              183,855

                                 ----------------    ----------------    ----------------    ----------------     ----------------
Balance at December 31, 2004          442,460,249              44,246           5,178,167          (6,808,473)          (1,586,060)
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


Reclassifications

Certain reclassifications were necessary in the current quarter to be consistent with the prior period's presentation. In the quarter year ended December, 2004 the Company had sub-rights expense of $8,885 which had been classified to royalty expense and was a component of the Company's' income from operations. This has been reclassified and is now a component of other income/expense.


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



SELLING, GENERAL & ADMINISTRATIVE COSTS. The Company's selling, general, and administrative costs increased $110,427 to $984,967 for the three months ended December 31, 2004 versus $874,540 for the three months ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses decreased from 59.2% of net sales in the quarter ended December 31, 2003 to 43.4% of net sales in the current quarter.

Royalty expenses largely attributable to Disney-licensed products increased $257,307 from $196,040 to $453,347, a 131.3% increase. Disney-licensed product sales commenced in July 2003 and have increased year over year as the Company expands the product range.


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


For the nine month period ended December 31, 2004, the Company's selling, general, and administrative costs increased 15.6% from $2,048,014 from the prior year to $2,366,529 for the current year. As a percentage of net sales, selling, general and administrative expenses decreased from 64.3% of net sales in 2003, to 46.2% of net sales in the current year to date period.

Royalty expenses largely attributable to Disney-licensed products increased $432,420 from $389,822 to $822,242, an increase of 111.0%. Disney-licensed product sales commenced in July 2003 and have increased year over year as the Company expands this product range.


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

INCOME/LOSS FROM OPERATIONS. For the quarter ended December 31, 2004, income from operations was $147,298 versus a loss of $171,078 for the prior year's quarter. This represents an increase of $318,376, which is primarily attributable to higher revenues and a lower cost of sales.

For the nine month period ended December 31, 2004, the Company's income from operations was $162,946 versus a loss of $786,507 for the same period the prior year. This is an increase of $949,453.



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


ROYALTY INCOME. The Company's non-operating sub-license royalty income (net) for the quarter ended December 31, 2004 was $16,885 versus the prior quarter's income of $27,847, a decrease of 39.4%.

For the nine month period ended December 31, 2004 the Company's non-operating sub-license royalty income (net) was $19,569 versus income of $38,369 for the prior year's nine month period.


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

The Company's income before minority interest for the nine months ended December 31, 2004 was $148,135 compared to a loss of $761,430 for the year to date period ended December 31, 2003.


NET INCOME/LOSS. As a result of the items discussed above, the Company's net income for the quarter ended December 31, 2004 was $183,855 compared to a net loss of $183,028 for the comparable prior quarter. Net margin for the current quarter was 8.1%.


The Company's net income for the nine months ended December 31, 2004 was $136,322 compared to a net loss of $767,663 for the comparable period the prior year. Net margin for the current year was 2.7%.



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

                                       TRUDY CORPORATION
                                       (REGISTRANT)



Date: July 19, 2005                   By: /s/ WILLIAM W. BURNHAM
                                          -------------------------------------
                                           William W. Burnham,
                                           Chairman and Chief Executive Officer