Form 10KSB/A
period 2005-03-31
TRUDY CORP
filed 2005-07-26
CIK 815098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The Registrant amended its March 31, 2005 annual report on Form 10-KSB/A for disclosure items relating to accounts payable and accrued expenses, executive compensation, and an approved stock grant plan.


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


On March 31, 2005, Studio Mouse was merged into the Company. In exchange for her 5.0% ownership interest in Studio Mouse, Ashley Andersen (a Director and Officer of the Company) received that number of shares of common stock of the Company equal to 3.0% of Trudy Corporation's then outstanding common stock, or 13,273,808 shares. The Board of Directors of the Company valued these shares at $65,453 after reviewing a variety of factors including restrictions on the sale of the stock pursuant to Rule 144, closing share prices and other recent valuations of the Company's common stock provided by independent parties.


Products and Licensing
----------------------

The Company holds a publishing license with Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). The license provides for the Company to publish certain novelty book and audio CD formats for distribution within North America and to other international customers, with Disney approval. The material published is targeted to a preschool through early elementary school audience and contains early childhood developmental and educational content utilizing popular Disney characters. In the fall of 2003, Studio Mouse introduced a comprehensive line of Disney publications, including a unique format in which the cover holds a CD storage compartment. For this format, a patent application has been filed. Other novelty formats introduced over the two years of this license include a six-book set, a slip-cased packaged set carrying two and three padded board books and a "poster with stickers" padded board book. These products feature a range of Disney properties including Winnie the Pooh, Disney/Pixar characters and Disney Princess. Since the inception of the license the Company has published over 45 Disney titles. The Disney license term was to conclude on May 31, 2005. On June 1, 2005, the Company issued a press release and subsequent 8K stating that the term of the license had been extended through December 31, 2005. The Company and Disney are currently in negotiations regarding a further renewal. While the Company is confident the license can be renewed on acceptable terms, significant guarantees placed on the Company by Disney for the renewal term could place a substantial burden on the Company's working capital.


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

As of July 6, 2005 the Company's backlog was approximately $2,369,000.

On June 1, 2005, the Company issued a press release and subsequent 8K stating that the term of the Disney license had been extended through December 31, 2005. While the Company is confident the license can be renewed on acceptable terms, significant guarantees placed on the Company by Disney for the renewal term could place a substantial burden on the Company's working capital.


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

2. Inventories

Inventories consist of the following:

    Raw Materials                                               $     41,616
    Finished Goods                                                 1,442,077
    Reserve for Obsolescence                                        (320,000)
                                                                ------------
    Inventory                                                   $  1,163,693
                                                                ============

3. Equipment

Equipment consists of the following:

    Machinery, equipment and dies                               $      4,340
    Furniture and fixtures                                            36,823
    Computer Software and Hardware                                    29,058
    Accumulated depreciation                                         (39,234)
                                                                ------------
    Equipment                                                   $     30,987
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

As of March 31, 2004, the Company wrote down Goodwill due to an impairment.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:


    Accounts payable                                            $    986,528
    Payroll, bonus and related taxes                                 134,302
    Other (Principally Interest)                                     100,118
                                                                ------------
                                                                $  1,220,948
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

(c) Contingencies

The term of the Company's publishing license from Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC, New York, NY, has been extended from May 31, 2005 to December 31, 2005. The Company and Disney are currently in talks regarding a renewal. While the Company is confident the license can be renewed on acceptable terms, significant guarantees placed on the Company by Disney for the renewal term could place a substantial burden on the Company's working capital.

In connection with the license, the Company has a letter of credit of $340,000 outstanding.

On August 15, 2003 the Company was sued in the Superior Court of California for breach of contract. Subsequent to year end the Company settled the suit but did not admit to any liability. Total settlement was less than $15,000.

17. Subsequent Event

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management's sole discretion.

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

ITEM 10. EXECUTIVE COMPENSATION


During the year ended March 31, 2005 Ashley Andersen, the executive Vice president and Publisher, received compensation totaling $121,692. John Sullivan, the Vice President of Sales, received compensation totaling $108,700.

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


On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management's sole discretion.



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


Dated: July 26, 2005



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                      Date
---------                       -----                                      ----

/s/ WILLIAM W. BURNHAM          Chairman of the Board,                     July 26, 2005
---------------------------     President and Chief Executive Officer
William W. Burnham              Acting Principal Financial Officer


/s/ ALICE B. BURNHAM            Director                                   July 26, 2005
---------------------------
Alice B. Burnham

/s/ PETER D. NALLE              Director                                   July 26, 2005
---------------------------
Peter D. Nalle

/s/ FRED M. FILOON              Director                                   July 26, 2005
---------------------------
Fred M. Filoon

/s/ ASHLEY C. ANDERSEN          Director                                   July 26, 2005
---------------------------
Ashley C. Andersen

/s/ PATTY SULLIVAN              Director                                   July 26, 2005
---------------------------
Patty Sullivan