Form 10QSB
period 2005-06-30
TRUDY CORP
filed 2005-08-19
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2005


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


                              SHARES OUTSTANDING AT
                                 August 19, 2005
               Common Stock, $.0001 par value: 458,734,057 shares

                                                                           PAGE
INDEX                                                                     NUMBER
-----                                                                     ------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheet - June 30, 2005 (unaudited)                     3

  Consolidated Statements of Operations (unaudited) for the three months
    ended June 30, 2005 and June 30, 2004 (unaudited)                        4

  Consolidated Statements of Cash Flows (unaudited) for the three months
    ended June 30, 2005 and June 30, 2004 (unaudited)                        5

  Consolidated Statement of Shareholders' Deficit (unaudited) from
    April 1, 2005 through June 30, 2005                                      6

  Notes to Financial Statements (unaudited)                                  7

Item 2. Management's Discussion and Analysis                                15

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   23

Item 2. Changes in Securities                                               23

Item 3. Defaults upon Senior Securities                                     23

Item 4. Submission of Matters to a Vote of Security Holders                 23

Item 5. Other Information                                                   23

Item 6. Exhibits and Reports on Form 8-K                                    24

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet
                                  June 30, 2005

                                                                    (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                                        $     19,611
  Accounts receivable, net                                              884,953
  Inventories                                                         1,320,688
  Prepaid expenses and other current assets                              84,756
                                                                   ------------

    Total current assets                                              2,310,008

  Equipment, net                                                         36,568
  Royalty advances, net                                                 177,615
  Pre-publication costs and other assets, net                           527,925
                                                                   ------------

    Total other assets                                                  742,108
                                                                   ------------

     Total assets                                                  $  3,052,116
                                                                   ============

Liabilities and shareholders' equity

Current liabilities:
  Notes payable - bank                                             $    977,484
  Current portion, long term debt                                        41,731
  Accounts payable and accrued expenses                               1,317,243
  Royalties and commissions payable                                     202,196
                                                                   ------------

     Total current liabilities                                        2,538,654

Long-term liabilities:
  Due to The Chart Studio (Pty) Ltd.                                    358,176
  Long term debt, net of current portion                              1,705,968
                                                                   ------------

     Total long-term liabilities                                      2,064,144

                                                                   ------------
     Total liabilities                                                4,602,798


Shareholders' equity:
  Common stock: $.0001 par value                                         45,574
  Additional paid-in capital                                          5,292,913
  Accumulated equity deficit                                         (6,889,169)
                                                                   ------------

     Total shareholders' equity                                      (1,550,682)
                                                                   ------------

     Total liabilities and shareholders' equity                    $  3,052,116
                                                                   ============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                        Trudy Corporation and Subsidiary
                      Consolidated Statement of Operations
              For the Quarters Ended June 30, 2005 & June 30, 2004

                                                      June 30, 2005   June 30, 2004
                                                      -------------   -------------
                                                       (unaudited)     (unaudited)
Net Sales                                             $   1,018,441   $     829,435

Cost of sales                                               700,904         438,331
                                                      -------------   -------------

Gross profit                                                317,537         391,104

Operating expenses:
  Selling, general and administrative                       499,700         612,344
                                                      -------------   -------------

Loss from operations                                       (182,163)       (221,240)

Other income/(expense)
  Interest, net                                             (37,652)        (35,372)
  Royalties, net                                              5,371           7,948
  Other income, net                                           3,324           5,728
                                                      -------------   -------------

Other income/(expense)                                      (28,957)        (21,696)
                                                      -------------   -------------

Loss before minority interest                              (211,120)       (242,936)

  Minority interest                                              --             551
                                                      -------------   -------------

Net loss                                              $    (211,120)  $    (242,385)
                                                      =============   =============

Basic and diluted net income/(loss) loss per share    $          --   $          --
                                                      =============   =============

Weighted average number of shares outstanding           455,734,057     442,460,249
                                                      =============   =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                        Trudy Corporation and Subsidiary
                Consolidated Statements of Shareholders' Deficit
                           Quarter ended June 30, 2005


                                              Common Stock             Additional                      Total
                                       ---------------------------      Paid-in      Accumulated   Shareholders'
                                           Shares        Amount         Capital        Deficit        Deficit
                                       ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2005 (audited)     455,734,057   $     45,574   $  5,267,793   $ (6,678,049)  $ (1,364,682)

Contributed compensation                                                   25,120                        25,120

Net loss (unaudited)                                                                    (211,120)      (211,120)
                                       ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2005 (unaudited)    455,734,057   $     45,574   $  5,292,913   $ (6,889,169)  $ (1,550,682)
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


                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                         For the Three Months
                                                                            Ended June 30,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
                                                                     (Unaudited)    (Unaudited)
Cash Flows From Operating Activities
Net income /(loss)                                                       (211,120)      (242,935)
Adjustments to reconcile net loss/(income) to net cash provided by/(used in) operating activities:
  Depreciation                                                              4,523         11,123
  Amortization of pre-publication costs                                    73,569         33,869
  Provision for losses on accounts receivable                             (41,005)         6,650
  Provision for slow moving inventory                                           0        (15,500)
  Provision for sales returns                                             179,868       (119,315)
  Contributed compensation                                                 25,120         26,250
  Imputed interest on long-term loan                                        6,633          6,155

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                              (58,974)       452,351
  (Decrease) in Due to Chart Studio (Pty) Ltd.                                  0         (8,570)
  Decrease (Increase) in inventories                                     (156,995)       (22,114)
  (Increase) Decrease in prepaid expenses and other current assets         95,195         16,819
  Increase (Decrease) in accounts payable and accrued expenses             96,295        (72,258)
  Increase (Decrease) in royalties and commissions payable               (189,147)       (20,520)
                                                                     ------------   ------------
Net cash provided /(used) used by operating activities                   (176,038)        52,005

Cash Flows From Investing activities
  Purchases of property and equipment                                     (10,105)        (2,565)
  Pre-publication and royalty advances                                    (44,365)       (78,904)
                                                                     ------------   ------------
Net cash provided/(used) by investing activities                          (54,470)       (81,469)

Cash Flows From Financing activities
  Net change in note payable, bank                                        261,000         92,000
  Repayments to related parties                                           (43,323)       (36,262)
                                                                     ------------   ------------
Net cash provided/(used) by financing activities                          217,677         55,738
                                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents                      (12,831)        26,274
Cash and cash equivalents at beginning of period                           32,442         49,253
                                                                     ------------   ------------
Cash and cash equivalents at end of period                                 19,611         75,527
                                                                     ============   ============

Cash paid for interest                                                     26,101         19,343
Cash paid for income taxes                                                      0              0

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

                        TRUDY CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Description of Business and Basis of Presentation

Trudy Corporation (hereinafter referred to as the `Company'), publishes children's books and audiobooks and designs, manufactures and markets plush stuffed animals for sale to both retail and wholesale customers, both domestically and internationally. The Company's products are sold under the trade names of both Soundprints and Studio Mouse.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended March 31, 2005.

The Company has incurred operating losses in three of the past four years, and has a deficiency in net assets. However, the Company's revenues increased from $3,392,808 in 2002 to $4,405,006 in 2003 and declined to $3,804,188 in the year ended March 31, 2004. Revenues for the year ended March 31, 2005 were
$6,411,375.

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

Intangible Assets

As a result of the merger of Studio Mouse, LLC into the Company effective March 31, 2005, an intangible asset was recorded as a result of the premium paid due to the license granted by Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). The intangible asset is being amortized on a straight line basis over a three year period.

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

Advertising expense related to catalogs and brochures was $21,897 and $64,586 for the three month period ended June 30, 2005 and 2004, respectively.

Other advertising expense for the three month period ended June 30, 2005 and 2004 was $550 and $876 respectively.

Reclassifications

Certain reclassifications pertaining to net sales, selling, general and administrative expenses and other income/expense were necessary in the prior fiscal year in order to be consistent with the current fiscal year's presentation.

3.  Inventories

Inventories consist of the following:

    Raw Materials                                                  $     29,976
    Finished Goods                                                    1,610,712
    Reserve for Obsolescence                                           (320,000)
                                                                   ------------
    Inventory                                                      $  1,320,688
                                                                   ============

4. Notes Payable, Bank

Notes payable, bank includes the following:

    A revolving line of credit totaling $750,000 due on
    demand. Interest is payable monthly equal to the Wall
    Street Journal reported prime rate plus 1.5%. Borrowings
    are subject to a borrowing base equal to 80% of eligible
    accounts receivable. The note is also secured by all of
    the assets of the Company, a mortgage on the Company's
    premises, a personal guarantee of a principal
    shareholder and a limited guarantee another principal
    shareholder                                                    $    334,000

    Note payable, bank, due on demand. Interest is payable
    monthly at LIBOR plus 1%. The note is secured by a
    personal guarantee of a principal shareholder                       643,484
                                                                   ------------
                      Total                                        $    977,484
                                                                   ============

5. Long term debt:

    Notes payable to the chairman/shareholder due in January
    and March 2007. Interest is payable monthly at LIBOR
    plus 1%.                                                           $927,458

    Notes payable, shareholder, payable at various dates
    between January and March 2007. Interest is payable at
    specified maturity dates at 2.5% per annum.                         454,000

    Note payable, bank, payable in monthly installments of
    $2,713 including interest at 7%. Balance due in February
    2009. The note is secured by all assets of the Company,
    a mortgage on the Company's premises and a personal
    guarantee of a principal shareholder                                284,251

    Note payable, affiliate, payable in monthly installments
    of $2,241. The note is unsecured.                                    81,990

                      Less current portion                              (41,731)
                                                                   ------------
                      Total                                        $  1,705,968
                                                                   ============

The scheduled principal payments on long term debt follow:

   Year ending June 30, 2006                                       $     41,731
   Year ending June 30, 2007                                          1,424,127
   Year ending June 30, 2008                                             38,804
   Year ending June 30, 2009                                            243,037
                                                                   ------------
                  Total                                            $  1,747,699
                                                                   ============

6.   Income Taxes

The components of income tax (benefit) are as follows:

                                                           June 30, 2005                June 30, 2004
                                                    ---------------------------   ---------------------------
                                                       Current       Deferred       Current        Deferred
                                                    ------------   ------------   ------------   ------------
Income tax expense (benefit) before application
Of operating loss carryforwards                     $          0   $    (84,000)  $          0   $    (97,000)

Income tax expense (benefit) of operating
Loss carryforwards                                             0              0              0              0

Change in valuation allowance                                  0         84,000              0         97,000
                                                    ------------   ------------   ------------   ------------
Income tax expense (benefit)                        $          0   $          0   $          0   $          0
                                                    ============   ============   ============   ============

The deferred taxes are comprised of the following at June 30, 2005:

   Net operating loss carryforwards                                $  1,865,000
   Reserves and allowances                                              387,000

   Total deferred tax assets                                          2,252,000
   Less valuation allowance                                          (2,252,000)
                                                                   ------------
    Net deferred tax assets                                        $          0
                                                                   ============



The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of June 30, 2005, the Company has a net operating loss carryforward of approximately $5 million for federal income tax purposes which expire at various dates through 2024. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

7. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $21,851 and $16,119 for the quarters ended June 30, 2005 and 2004, respectively.

The Company has borrowings from related parties of $1,463,448. The terms of these notes can be found in Note 5 to the financial statements. Interest to related parties totaled $14,479 and $7,269 for the quarters ended June 30, 2005 and 2004, respectively. Repayments to related parties totaled $35,481 for the quarter ended June 30, 2005. Subsequent to June 30, 2005 the Company repaid an additional $20,769 of these borrowings.

Effective April 1, 2005, the chief executive officer (William W. Burnham) entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the chief executive officer for the quarter was approximately $1,130. For the quarter ended June 30, 2005, the Company recognized the difference between the fair market value of his services and the salary of $1,130 for the quarter. This was an expense of $25,120 and was recorded as a contribution to capital.

8. Subsequent Events

a.
Effective August 1, 2005 the Board of Directors promoted Ashley C. Andersen from Executive Vice President and Publisher to President, Chief Executive Officer and Publisher.

Effective August 1, 2005 the Board of Directors re-appointed William W. Burnham as Chairman and Acting Chief Financial Officer of the Company and appointed him to the new position of Director of Corporate Development. Mr. Burnham has served as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since 1979.

b.
On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management's sole discretion.

On August 1, 2005 the Company issued stock grants from the above-mentioned authorized common stock grant pool to the following Directors:

Director                                         Shares granted
---------------------------------------------    ---------------
Alice B. Burnham                                         500,000
Fred M. Filoon                                           500,000
Peter D. Nalle                                           500,000
Patty A. Sullivan                                      1,500,000
                                                 ---------------

Total number of shares granted                         3,000,000
                                                 ===============

The four Directors listed above received the shares of Common Stock by grant from the Company in consideration of services rendered.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. Consolidated net sales for the three months ended June 30, 2005 and June 30, 2004 were $1,018,441 and $829,435, respectively. This represents an increase of $189,006 or 22.8% over the prior year.

In April 2005, an order for a non-licensed product assortment from the Company's warehouse club distributor did not perform up to recently heightened sales expectations and a large quantity of the product was prematurely pulled from distribution in the clubs. As a result, a significant quantity was returned from the distributor. In May 2005, the Company sold another order to its warehouse club distributor that did not have the proper universal product bar code labeling and approximately 90% of the product sold was pulled from distribution and returned.

As a result of the above returns the Company significantly increased its reserve for returns for the quarter ended June 30, 2005 which contributed to an overall decrease in the gross margin. The Company is confident that the returned product can be resold in the current fiscal year.

In the quarter ended June 30, 2005, Disney-licensed product sales accounted for 28.8% of the Company's total sales, versus 41.8% of the Company's sales in the prior quarter. Sales of product under license with the Smithsonian Institution and distributed by the Company's Soundprints division decreased from 44.5% of net sales in the prior fiscal quarter to 25.9% in the current quarter. Soundprints' newly introduced proprietary Mother Goose juvenile book series comprised 28.4% of sales for the current year. There were no sales in the prior year.

Sales of product under license from the American Veterinary Medical association
(AVMA) and distributed by the Company's Soundprints division increased from less than 1.0% in the prior year to 2.6% in the current year.

For the three months ended June 30, 2005, the increase in net sales is attributable to several key channels of trade.

                                Sales, net of credits, for the
                                    quarters ended June 30,
                             -----------------------------------
Sales channel                      2005                2004              Variance           % change
---------------------------- ---------------     ---------------     ---------------     ---------------
Direct-to-Consumer
Book Distributors            $       382,484     $        60,936     $       321,548               527.7%

Mass Merchants                       607,474             546,740              60,734                11.1

International Trade
Book Distributors                     50,580                   0              50,580                 NMF

Canadian Book
Distributors                          52,950               6,908              46,042               666.5

International Mass
Merchants                             44,547               2,948              41,599              1410.9

Direct to Consumer
International Book
Distributor                           82,260              41,686              40,574                97.3

School and Library
Distributors                          34,793              83,330             (48,537)              -58.2

Sales to direct-to-consumer book distributors increased $321,548 from $60,936 for the quarter ended June 30, 2004 to $382,484 in the current quarter. Successful testing of Disney titles into this channel over the past year paid off with two significant roll out orders. Sales to mass merchants increased 11.1% or $60,734 from $546,740 in the prior quarter to $607,474 in the current quarter. This increase was primarily a result of a coordinated purchase plan by one customer of high velocity Disney titles and formats for distribution into the three warehouse club chains. Combined sales to international trade, mass market distributors and direct-to-consumer book distributors were $177,387, up nearly fourfold from $44,634 during the June quarter 2004. These sales are deemed non-returnable and are a result of the Company's ongoing presence at international trade expositions.

Sales to Canadian book distributors increased 666.5% or $46,042 from $6,908 for the quarter ended June 30, 2004 to $52,950 in the quarter ended June 30, 2005. This increase was driven by ongoing Disney-branded product sales to Canadian mass merchants and general Soundprints sales to the book, gift and toy trade.

Other sales gains were posted for domestic trade book retailers, museums, zoos and aquariums and library cataloguers, which generated gains of 25.4%, 15.2% and 26.3% respectively for the current quarter versus the comparable June quarter in June 2004.

School and library distributor sales decreased $48,537 or 58.2% from $83,330 for the quarter ended June 30, 2004 to $34,793 in the current year. In October 2004, the Company appointed a school and library distributor with a direct-to-school sales force to sell the Soundprints book and audio cassette list. As a result of disappointing sales the Company terminated its distribution agreement and is currently negotiating with another distributor.

COST OF SALES. The Company's consolidated cost of sales for the quarter ended June 30, 2005 increased $262,573 from $438,331 in the prior year to $700,904 in the current year, an increase of 59.9%. Cost of sales as a percentage of net sales increased from 52.8% to 68.8% in the current quarter. The increase in cost of sales as a percentage of net sales is primarily attributable to the increase in the reserve for returns which decreased the Company's net sales for the quarter ended June 30, 2005. Without the necessary increase in the reserve for sales returns, the Company's cost of sales as a percentage of net sales showed a slight improvement versus the results for the quarter ended June 30, 2004.

Direct product costs for the quarter increased 98.3% versus the prior quarter, from $230,980 to $458,014, an increase of $227,034. As a percentage of net sales, direct product costs increased from 27.8% in the prior year quarter to 50.0% in the current quarter. Again, the increased cost of sales, both in dollars and percentage terms, was a result of the necessary increase in the reserve for returns which significantly decreased net sales.

Indirect product costs for the quarter ended June 30, 2005 increased $35,539 from $207,351 to $242,890, an increase of 17.1%. As a percentage of net sales, indirect product costs decreased from 25.0% in the prior fiscal year to 23.8% in the current quarter. Indirect product costs are comprised of warehouse, labor, supplies, amortization of pre-publication materials and product development.

Amortization expense for the quarter ended June 30, 2005 increased $12,266 to $47,417 from $35,151 in the prior quarter. The increase is due to product development costs associated with the greater number of Disney titles and proprietary Soundprints titles and product necessary to support a new publishing program entitled PEEP and the Big Wide World, licensed to the Company by WGBH Educational Foundation PEEP titles, all to maintain sales momentum among the Company's customers.

Product development design costs including editorial salaries increased $12,312 from $52,802 for the quarter ended June 30, 2004 to $65,114 in the current quarter. This cost increase is primarily a result of miscellaneous expenses necessary to support the increase in new titles for the summer and the fall.

GROSS PROFIT. As a result of the above changes in net sales and cost of sales, the Company's gross profit for the quarter ended June 30, 2005 decreased 18.8% to $317,537 versus the prior quarter's gross profit of $391,104. The Company's gross margin decreased from 47.2% in the prior year to 31.2% in the quarter ended June 30, 2005. The reduction in gross margin is primarily attributable to the increased reserve for returns for the quarter.

SELLING, GENERAL & ADMINISTRATIVE COSTS. The Company's selling, general, and administrative costs decreased $112,644 to $499,700 for the three months ended June 30, 2005 versus $612,344 for the three months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses decreased from 73.8% of net sales from the prior quarter to 49.1% of net sales in the current quarter.

Royalty expenses decreased $15,970 from $85,453 to $69,483, an 18.7% decrease for the current quarter versus the comparable June quarter 2004. The decrease is primarily the result of a change in the sales mix for the current quarter versus the prior year.

Catalog expense decreased $42,689 from $64,586 in the prior year to $21,897 in the current quarter. The Company did not mail a direct to consumer catalog this fall as a result of disappointing results from the prior year's mailing.

Outside services decreased $32,750 from $45,647 for the three months ended June 30, 2004 to $12,897 for the three months ended June 30, 2005. The decrease is primarily attributed to Company's expenses in the prior year related to engagement fees associated with the financial consultant hired to seek investment capital and assess strategic options for the Company

LOSS FROM OPERATIONS. For the quarter ended June 30, 2005, loss from operations was $182,163 versus a loss of $221,240 for the prior year's quarter. This represents a decreased loss of $39,077.

INTEREST EXPENSE. The Company's interest expense (net) for the quarter ended June 30, 2005 was $37,652, versus the comparable period a year ago expense of $35,372. The $2,280 difference was attributable to increased interest rates on shareholder and bank loans.

ROYALTY INCOME. The Company's royalty income (net) for the quarter ended June 30, 2005 was $5,371 versus the prior quarter's income of $7,948, a decrease of 32.4%.

OTHER INCOME/EXPENSE. The Company's other income (net) for the quarter ended June 30, 2005 was $3,324 versus income of $5,728 for the quarter ended June 30, 2004, a decrease of 42.0%.

LOSS BEFORE MINORITY INTEREST. The Company's loss before minority interest for the quarter ended June 30, 2005 was $211,120 compared to a loss of $242,936 for the quarter ended June 30, 2004.

NET LOSS. As a result of the items discussed above, the Company's net loss for the quarter ended June 30, 2005 was $211,120 compared to a net loss of $242,385 for the comparable prior quarter.

Impact of New Accounting Pronouncements
---------------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - An Amendment of Accounting Research Bulletin No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively to the Company's inventory costs incurred after January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS
123R), replacing SFAS 123 and superseding Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires public companies to recognize compensation expense for the cost of awards of equity compensation effective for fiscal years beginning after July 1, 2005. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The Company is currently evaluating the various transition provisions under SFAS 123R and will adopt SFAS 123R effective for the fiscal year beginning after July 1, 2005, which is expected to result in increased compensation expense in future periods.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an Amendment of APB No. 29" (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company's consolidated financial statements.

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

Liquidity and Capital Resources

                                         For the quarters ended June 30,
                                       -----------------------------------
                                             2005                2004             Variance            % change
-------------------------------------  ---------------     ---------------     ---------------     ---------------
Net assets (deficiency)                $    (1,550,682)    $    (2,017,764)    $       467,082                23.1%

Working capital (deficiency)                  (228,646)         (1,943,482)          1,714,836                88.2

Accounts receivable                            884,953             415,789             469,164               112.8

Accounts payable and  accrued
expenses                                     1,317,243             763,528             553,715                72.4

Royalties and commissions payable              202,196             222,380              20,184                -9.1

Although the Company continues to suffer from a deficiency in net assets and a negative working capital position, the Company's position has improved significantly versus the past several years. At June 30, 2005 the Company had a deficiency of net assets of $1,550,682 versus a deficiency at June 30, 2004 of $2,017,764. Working capital has improved $1,714,836 from a deficiency of $1,943,482 at June 30, 2004 to $228,646 at June 30, 2005. This is partially attributable to the reclassification of shareholder debt from short term to long term after renegotiation of terms.

Accounts receivable increased from $415,789 at June 30, 2004 to $884,953 at June 30, 2005, an increase of $469,164. Accounts payable and accrued expenses increased $553,715 versus the prior year from $763,528 to $1,317,243 at June 30, 2005. The increases in accounts receivable and payable are primarily a result of the higher level of sales in the current period. Royalties and commissions payable decreased $20,184 year over year from $222,380 at June 30, 2004 to $202,196 at June 30, 2005 primarily as a result of the sales mix.

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

As of June 30, 2005 the balance on the Company's revolving line of credit was $334,000. The maximum amount of funds currently available to the Company is $750,000. The Company has requested an increase in the credit line which is currently under consideration. As of August 16, 2005, the balance was $524,000.

As of August 19, 2005 the Company's backlog was approximately $1,600,000.

On June 1, 2005, the Company issued a press release and 8K stating that the term of the Disney license had been extended through December 31, 2005. While the Company is confident the license can be renewed on acceptable terms, significant guarantees anticipated for the renewal term could place a substantial burden on the Company's working capital.

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

The Company has recorded $358,176, the net present value of $444,852, which Chart Studio claims is owed to it by the Company under the terms of the Memorandum of Understanding ("MOU") (for more information please refer to Item 1 of Part 1, Description of Business, in the Company's Annual Report on Form 10-KSB, as to the reasons the Company is of the view that none of such amount is owed.) It is Management's opinion that Trudy has no further obligation under the MOU although Chart Studio does not currently agree with the Company's position in respect of such alleged indebtedness. It is anticipated that an amicable solution will be reached as both parties are in discussion.

On August 1, 2005 the Company issued stock grants to the following Directors:

Director                                     Shares granted
-----------------------------------------   ---------------
Alice B. Burnham                                    500,000
Fred M. Filoon                                      500,000
Peter D. Nalle                                      500,000
Patty A. Sullivan                                 1,500,000
                                            ---------------

Total number of shares granted                    3,000,000
                                            ===============

The four Directors listed above received the shares of Common Stock by grant from the Company in consideration of services rendered.

For the quarter ended June 30, 2005 the principal shareholder / chief executive officer was repaid $30,169 relating to pre-existing loans. Subsequent to June 30, 2005, this individual was repaid approximately $16,439 relating to pre-existing loans.

Effective April 1, 2005, the chief executive officer (William W. Burnham) entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the chief executive officer for the quarter was approximately $1,130. For the quarter ended June 30, 2005, the Company recognized the difference between the fair market value of his services and the salary of $1,130 for the quarter. This was an expense of $25,120 and was recorded as a contribution to capital.

While the Company has been able to negotiate favorable interest rates on $1,463,448 in loans from two principal shareholder/officers due on or before January 1, 2007, there is no guarantee this will continue when these loans are renegotiated at maturity.

Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2005 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On August 15, 2003 the Company was sued in the Superior Court of California for breach of contract. On August 1, 2005 the Company settled the suit but did not admit to any liability. The total settlement was less than $15,000.

Item 2.  Changes in Securities

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management's sole discretion.

On August 1, 2005 the Company issued stock grants from the above-mentioned authorized common stock grant pool to the following Directors:

Director                                    Shares granted
-----------------------------------------   ---------------
Alice B. Burnham                                    500,000
Fred M. Filoon                                      500,000
Peter D. Nalle                                      500,000
Patty A. Sullivan                                 1,500,000
                                            ---------------

Total number of shares granted                    3,000,000
                                            ===============

The four Directors listed above received the shares of Common Stock by grant from the Company in consideration of services rendered.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

I. Item 8.01. On May 16, 2005 the Company announced that on May 12, 2005, the Company's common stock was re-listed on the OTC Bulletin Board. Pursuant to Rule 15c2-11 of the Securities and Exchange Commission, Spencer Edwards, Inc. Investments of Englewood, Colorado completed and submitted a Form 211 to the NASD Regulation, Inc.'s OTC Compliance Unit on behalf of the Company for the Company's common stock to resume being quoted on the OTC Bulletin Board.

II. Item 1.01. On June 2, 2005 the Company announced that the term of the Company's publishing license from Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC, New York, NY, had been extended from May 31, 2005 to December 31, 2005. The Company and Disney are currently in talks regarding a renewal.

III. Item 5.02. Effective August 1, 2005 the Board of Directors promoted Ashley C. Andersen from Executive Vice President and Publisher to President, Chief Executive Officer and Publisher.

         Ms. Andersen has served as Executive Vice President since September 2002, and has been a member of the Board since June 2002. Ms. Andersen joined the Company in March 2000 as Associate Publisher. She was subsequently promoted to Publisher and again promoted to Executive Vice President.

         Ms. Andersen was a 5% equity holder of the Company's subsidiary, Studio Mouse, LLC. Effective March 31, 2005, Studio Mouse was merged into the Company and Ms. Andersen received 13,273,808 shares of common stock of Trudy in exchange for her 5% equity interest.

         Effective August 1, 2005 the Board of Directors re-appointed William W. Burnham as Chairman and Acting Chief Financial Officer of the Company and appointed him to the new position of Director of Corporate Development. Mr. Burnham has served as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since 1979.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRUDY CORPORATION

                                       (REGISTRANT)

Date: August 19, 2005                  By: /s/ ASHLEY C. ANDERSEN
                                           -------------------------------------
                                           Ashley C. Andersen,
                                           President and Chief Executive Officer