Form 10QSB
period 2005-09-30
TRUDY CORP
filed 2005-11-14
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2005


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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
                                                                  Yes [ ] No [X]


                              SHARES OUTSTANDING AT
                                November 14, 2005
               Common Stock, $.0001 par value: 458,734,057 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet - September 30, 2005 (unaudited)         3

        Consolidated Statements of Operations (unaudited) for the
         three and six months ended September 30, 2005 and
         September 30, 2004 (unaudited)                                     4

        Consolidated Statements of Cash Flows (unaudited) for the
         six months ended September 30, 2005 and September 30, 2004
         (unaudited)                                                        5

        Consolidated Statement of Shareholders' Deficit (unaudited) from
         April 1, 2005 through September 30, 2005                           6

        Notes to Financial Statements (unaudited)                           7

Item 2. Management's Discussion and Analysis                               15


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  26

Item 2. Changes in Securities                                              26

Item 3. Defaults upon Senior Securities                                    26

Item 4. Submission of Matters to a Vote of Security Holders                27

Item 5. Other Information                                                  27

Item 6. Exhibits and Reports on Form 8-K                                   27

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet
                                                                   September 30,
                                                                       2005
                                                                    -----------
                                                                    (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                                         $     6,157
  Accounts receivable, net                                            1,802,493
  Inventories                                                         1,307,628
  Prepaid expenses and other current assets                             127,025
                                                                    -----------

    Total current assets                                              3,243,303

Equipment, net                                                           30,068
Royalty advances, net                                                   183,048
Pre-publication costs and other assets, net                             538,804
                                                                    -----------

    Total other assets                                                  751,920
                                                                    -----------

      Total assets                                                  $ 3,995,223
                                                                    ===========
Liabilities and shareholders' equity

Current liabilities:
  Notes payable - bank                                              $ 1,266,484
  Current portion, long term debt                                        35,087
  Accounts payable and accrued expenses                               1,379,280
  Royalties and commissions payable                                     494,060
                                                                    -----------

      Total current liabilities                                       3,174,911

Long-term liabilities:
  Due to The Chart Studio (Pty) Ltd.                                    364,934
  Long term debt, net of current portion                              1,657,307
                                                                    -----------

      Total long-term liabilities                                     2,022,241

                                                                    -----------
      Total liabilities                                               5,197,152

Shareholders' equity:
  Common stock: $.0001 par value                                         48,574
  Additional paid-in capital                                          5,332,224
  Accumulated equity deficit                                         (6,582,727)
                                                                    -----------

      Total shareholders' equity                                     (1,201,929)
                                                                    -----------

      Total liabilities and shareholders' equity                    $ 3,995,223
                                                                    ===========

     The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                        Trudy Corporation and Subsidiary
                      Consolidated Statement of Operations
        For the Quarters Ended September 30, 2005 and September 30, 2004

                                                           Three Month Period                   Six Month Period
                                                           Ended September 30,                 Ended September 30,
                                                     -------------------------------     -------------------------------
                                                         2005              2004              2005              2004
                                                     -------------     -------------     -------------     -------------
                                                     (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
Net Sales                                            $   2,312,596     $   1,973,189         3,331,037         2,802,624

Cost of Sales                                            1,135,550         1,024,243         1,836,525         1,462,618

                                                     -------------     -------------     -------------     -------------
Gross Profit                                             1,177,046           948,946         1,494,512         1,340,007

Operating expenses
  Selling, general and administrative                      846,886           712,058         1,346,513         1,324,360
                                                     -------------     -------------     -------------     -------------

Income from operations                                     330,161           236,888           148,000            15,647

Other income (expense)
  Interest, net                                            (42,491)          (38,613)          (80,144)          (73,985)
  Royalties, net                                            13,151            (5,266)           16,922             2,682
  Other income/(expense)                                     5,622             1,840            10,546             7,568
                                                     -------------     -------------     -------------     -------------

Other income/(expense):                                    (23,718)          (42,040)          (52,676)          (63,735)
                                                     -------------     -------------     -------------     -------------

Income/(loss) before minority interest                     306,442           194,849            95,324           (48,088)

  Minority interest income/(expense)                            --                --               551

                                                     -------------     -------------     -------------     -------------
Net income/(loss)                                          306,442           194,849            95,324           (47,537)
                                                     =============     =============     =============     =============

Basic and diluted net income/(loss) loss per share   $       0.001     $          --     $          --     $          --
                                                     =============     =============     =============     =============

Weighted average number of shares outstanding          457,723,187       442,460,249       456,734,057       442,460,249
                                                     =============     =============     =============     =============

     The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                        Trudy Corporation and Subsidiary
                Consolidated Statements of Shareholders' Deficit
                        Quarter ended September 30, 2005

                                                                                                 Total
                                          Common Stock           Additional                   Shareholders'
                                  ---------------------------     Paid-in       Accumulated     (Deficit)
                                     Shares         Amount        Capital         Deficit        Equity
                                  ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2005          455,734,057   $     45,574   $  5,267,793   $ (6,678,049)  $ (1,364,682)

Contributed compensation                    --             --         25,120             --         25,120

Net loss (unaudited)                        --             --             --       (211,120)      (211,120)

                                  ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2005           455,734,057         45,574      5,292,913     (6,889,169)    (1,550,682)
                                  ============   ============   ============   ============   ============

Contributed compensation                    --             --         25,253             --         25,253

Board Compensation                   3,000,000          3,000         14,058             --         17,058

Net income (unaudited)                      --             --             --        306,442        306,442

                                  ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2005      458,734,057         48,574      5,332,224     (6,582,727)    (1,201,929)
                                  ============   ============   ============   ============   ============

     The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                          For the Six Months
                                                                          Ended September 30,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
                                                                      (Unaudited)    (Unaudited)
Cash Flows From Operating Activities
Net income /(loss)                                                         95,324        (47,536)
Adjustments to reconcile net loss/(income) to net cash provided by / (used in) operating activities:
  Depreciation                                                              8,784         18,881
  Amortization of pre-publication costs                                   132,113         89,169
  Provision for losses on accounts receivable                             (43,465)        24,834
  Provision for promotional allowance                                           0         99,183
  Provision for slow moving inventory                                           0         (9,544)
  Provision for sales returns                                             231,718        (28,998)
  Minority interest                                                             0           (551)
  Contributed compensation                                                 50,373         52,750
  Board Stock Grants                                                       17,058              0
  Imputed interest on long-term loan                                       13,391         12,426

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                           (1,025,904)      (547,027)
  Decrease (Increase) in inventories                                     (143,935)        59,468
  (Increase) Decrease in prepaid expenses and other current assets         52,925         63,418
  Increase (Decrease) in accounts payable and accrued expenses            158,331        222,839
  Increase (Decrease) in royalties and commissions payable                102,717        162,907
                                                                     ------------   ------------
Net cash provided /(used) by operating activities                        (350,570)       172,219

Investing activities:
  Purchases of property and equipment                                      (7,866)        (3,329)
  Pre-publication and royalty advances                                   (119,221)      (205,426)
                                                                     ------------   ------------
Net cash provided/(used) by investing activities                         (127,087)      (208,755)

Financing activities:
  Proceeds from short-term debt                                                 0        145,977
  Net change in note payable, bank                                        550,000              0
  Repayments to related parties                                           (98,628)       (71,684)
                                                                     ------------   ------------
Net cash provided/(used) by financing activities                          451,372         74,293
                                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents                      (26,285)        37,757
Cash and cash equivalents at beginning of period                           32,442         49,253
                                                                     ------------   ------------
Cash and cash equivalents at end of period                                  6,157         87,010
                                                                     ============   ============

Cash paid for interest                                               $     26,101   $     51,690
Cash paid for income taxes                                           $         --   $         --

     The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                        TRUDY CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Description of Business and Basis of Presentation

Trudy Corporation (hereinafter referred to as the `Company'), publishes children's books and audiobooks and designs, manufactures and markets plush stuffed animals for sale to domestic and international retail and wholesale customers. The Company's products are sold under the trade names of Soundprints and Studio Mouse.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended March 31, 2005.

The Company has incurred operating losses in three of the past four years, and has a deficiency in net assets. However, the Company's revenues increased from $3,392,808 in 2002 to $4,405,006 in 2003 and declined to $3,804,188 in the year ended March 31, 2004. Revenues for the year ended March 31, 2005 were
$6,344,875.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Investments in 20% to 50% owned equities are accounted for using the equity method. Ownership interests in excess of 50% are accounted for in consolidation.

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

Intangible Assets

As a result of the merger of Studio Mouse, LLC into the Company effective March 31, 2005, an intangible asset was recorded as a result of the premium paid due to the non-exclusive license granted by Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). The intangible asset is being amortized on a straight line basis over a three year period.

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

Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists", based on historical experience. Returned product is resold when possible. Historically, a portion of returned product is deemed unsaleable and is destroyed.

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

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed using the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities, if any, using the if-converted method. The assumed exercise of stock options would not have an effect on earnings per share in either fiscal year 2006 or 2005.

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

Advertising expense related to catalogs and brochures was $9,366 and $28,314 for the three month period ended September 30, 2005 and 2004, respectively. Advertising expense related to catalogs and brochures was $31,263 and $92,900 for the six month period ended September 30, 2005 and 2004, respectively

Other advertising expenses for the three month period ended September 30, 2005 were $125. There were no other advertising expenses for the three month period ended September 30, 2004. Other advertising expenses for the six month period ended September 30, 2005 and 2004 were $675 and $876, respectively.

Reclassifications

Certain reclassifications pertaining to net sales, selling, general and administrative expenses and other income/expense were necessary in the prior fiscal year in order to be consistent with the current fiscal year's presentation.


3.  Inventories

Inventories consist of the following:

   Raw Materials                                                   $     35,200
   Finished Goods                                                     1,592,428
   Reserve for Obsolescence                                            (320,000)
                                                                   ------------
   Inventory                                                       $  1,307,628
                                                                   ============


4. Notes Payable, Bank

Notes payable, bank includes the following:

   A revolving line of credit totaling $750,000 due on demand
   Interest is payable monthly equal to the Wall Street
   Journal reported prime rate plus 1.5%. Borrowings are
   subject to a borrowing base equal to 80% of eligible
   accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company's
   premises, a personal guarantee of a principal shareholder
   and a limited guarantee of another principal shareholder        $    623,000

   Note payable, bank, due on demand. Interest is payable
   monthly at LIBOR plus 1%. The note is secured by a personal
   guarantee of a principal shareholder                                 643,484
                                                                   ------------
                           Total                                   $  1,266,484
                                                                   ============

5. Long term debt:

     Notes payable to the chairman/shareholder due in January
     and March 2007. Interest is payable monthly at LIBOR plus
     1%                                                            $    900,219

     Notes payable, shareholder, payable at various dates
     between January and March 2007. Interest is payable at
     specified maturity dates at 2.5% per annum                         454,000

     Note payable, bank, payable in monthly installments of
     $2,713 including interest at 7%. Balance due in February
     2009. The note is secured by all assets of the Company, a
     mortgage on the Company's premises and a personal
     guarantee of a principal shareholder                               281,178

     Note payable, affiliate, payable in monthly installments of
     $1,839. The note is unsecured.                                      56,997
                 Less current portion                                   (35,087)
                                                                   ------------
                 Total                                             $  1,657,307
                                                                   ============

The scheduled principal payments on long term debt follow:
    Year ending September 30, 2006                                 $     35,087
    Year ending September 30, 2007                                    1,390,260
    Year ending September 30, 2008                                       27,824
    Year ending September 30, 2009                                      239,223
                                                                   ------------
                Total                                              $  1,692,394
                                                                   ============

6.   Income Taxes

The components of income tax (benefit) are as follows:

                                                           September 30, 2005            September 30, 2004
                                                      ---------------------------   ---------------------------
                                                         Current       Deferred        Current       Deferred
                                                      ------------   ------------   ------------   ------------
Income tax expense (benefit) before application
of operating loss carryforwards                       $          0   $     38,100   $          0   $    (19,000)

Income tax expense (benefit) of operating
loss carryforwards                                               0              0              0              0

Change in valuation allowance                                    0        (38,100)             0         19,000
                                                      ------------   ------------   ------------   ------------

Income tax expense (benefit)                          $          0   $          0   $          0   $          0
                                                      ============   ============   ============   ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of September 30, 2005, the Company has a net operating loss carryforward of approximately $5 million for federal income tax purposes which expire at various dates through 2024. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

7. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $21,647 and $16,130 for the three months ended September 30, 2005 and 2004, respectively. For the six months ended September 30, 2005 and 2004, rent expense totaled $43,498 and $32,249, respectively.

The Company has borrowings from related parties of $1,411,216. The terms of these notes can be found in Note 5 to the financial statements. Interest to related parties totaled $20,377 and $14,451 for the three months ended September 30, 2005 and 2004, respectively. For the six months ended September 30, 2005 and 2004, interest to related parties totaled $39,099 and $28,590, respectively. Repayments to related parties totaled $27,240 for the three months ended September 30, 2005. Subsequent to September 30, 2005 the Company repaid an additional $7,500 of these borrowings.

Effective August 1, 2005 the Board of Directors re-appointed William W. Burnham as Chairman and Acting Chief Financial Officer of the Company and appointed him to the new position of Director of Corporate Development. Mr. Burnham entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the quarter was approximately $7,100. For the quarter ended September 30, 2005, the Company recognized the difference between the fair market value of his services and the salary of $7,100 for the quarter. This was an expense of $25,253 and was recorded as a contribution to capital.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Revenue for the second quarter of fiscal 2006 increased 17.2% versus the prior year. This is primarily due to the continued strength of the Company's Disney-licensed products distributed under the Studio Mouse imprint. International sales, excluding Canadian retail sales, a continuing focus for the Company, increased 262.3% or $669,000 to $924,700. The Company's margins also improved although they were partially offset by increased provisions for returns versus the prior year. The growth in revenue in the second quarter resulted in net income of $306,442 versus income of $194,849 for the prior year.

Three months ended September 30, 2005

Net sales for the three months ended September 30, 2005 were $2,312,596, an increase of $339,407 or 17.2% versus $1,973,189 in the quarter ended September 30, 2004.

Revenue growth was primarily driven by the Company's Disney-licensed products sold under the Studio Mouse imprint. Product sales, led by new titles and creative educational formats, increased 11.1% or $330,000 versus the prior year period. Conversely, sales for Soundprints' Smithsonian-licensed products decreased 32.7% or $158,000 versus the prior year period.

In the quarter ended September 30, 2005, Disney-licensed product sales accounted for 88.6% of the Company's total sales, versus 72.4% of the Company's sales in the prior year. Sales of product under license with the Smithsonian Institution and distributed by the Company's Soundprints imprint decreased to 8.7% of net sales in the current quarter from 11.8% in the prior quarter.

In June 2005, the Company published several new titles in its best selling format, the Bitsy Board Book Travel Pack. These titles went to market in the September quarter, selling into the warehouse clubs the majority of their first printing.

The Company anticipates further growth due to the publishing in October 2005 of new books in its Trace & Learn series under its Disney license. The series is designed to help children learn how to form fundamental symbols and characters such as letters, numbers, shapes and punctuation marks via a tactile experience created by textured areas applied to the book pages.

The Company's new publishing initiative, entitled PEEP and the Big Wide World, licensed to the Company by WGBH Educational Foundation, gained momentum. PEEP product sales were greater than 2% of total sales resulting from product formats introduced into the warehouse clubs. Peep and the Big Wide World airs as part of the Ready, Set, Learn programming block on The Learning Channel and Discovery Kids weekdays in the United States and on assorted channels worldwide. The Company is encouraged by the success of the series which won its first Emmy Award for Outstanding Children's Animated Program in May, 2005, chosen from a pool of nominees including programs such as Nickelodeon's Dora the Explorer and Disney's Kim Possible.

For the three months ended September 30, 2005, the following identifies the key sales channels that generated the overall increase in Company sales for the quarter versus the comparable period a year ago. In each of these channels, the Company sells products on a non-returnable, firm sale basis.

                      Sales gains for the three
                      months ended September 30,
                      ---------------------------
Sales channel             2005           2004         Variance      % change
-------------         ------------   ------------   ------------   ------------
Direct-to-Consumer
International Book
Distributor           $    425,463   $          0   $    425,463            NMF

International Mass
Market Distributors        428,770        188,195        240,575          127.8%

Direct-to-Consumer
Book Distributor           159,715          8,490        151,225            NMF

Direct-to-consumer international book distributor sales were $425,463 for the current quarter; there were no sales in the prior year. While the company has sold to smaller accounts in this channel in the past, this increase in revenue is attributed mainly to sales to new customers in the United Kingdom. These sales consisted primarily of Disney-licensed products, for which the Company was granted a limited approval from the local Disney office in the territory. The Company was permitted by Disney to sell a specific range of products to two display marketers. Sales to international mass market distributors increased $240,575 from $188,195 in the prior year's quarter to $428,770 in the current quarter. This increase was primarily a result of continued efforts by the Company to expand its distribution in Australia and Mexico by packaging its book and audio product to the Disney licensee in these countries in English and Spanish, respectively. Direct-to-Consumer book distributors increased $151,225 to $159,715 as a result of the roll out of successful test orders among certain titles. Other channels of trade experienced increased sales including international mass market retailers, catalogs and specialty book retailers. Over the last year management has placed a particular emphasis on developing sales to international and direct-to-consumer trade channels in which sales are firm with no return privileges.

                    Sales declines, net of provisions
                       for returns, for the three
                       months ended September 30,
                      ---------------------------
Sales channel             2005           2004         Variance      % change
-------------         ------------   ------------   ------------   ------------
Canadian Book
Distributors          $    112,997   $    367,811   $   (254,814)        -69.3%

Warehouse Club
Distributors               697,887        736,019        (38,132)          -5.2

Sales to Canadian book distributors decreased $254,814. In the quarter ended September 30, 2004, the Company's exclusive Canadian distributor purchased a significant amount of Disney-licensed products when the Company introduced the Disney-licensed product line in Canada. Other divisions posted sales declines including close-out accounts, and non-returnable discount retailers.

Although gross net sales (retail sales less discount) to warehouse clubs increased approximately 12% in the September Quarter versus the same quarter in the prior year, net sales declined 5.2%. The decline in net sales is attributed to an increase in the provision for returns the Company applied to sales in this channel, based upon management's observation of a trend in significantly increased returns rates from warehouse clubs in recent quarters in which returns rates have more than doubled. This trend is a result of several factors, including market saturation of certain of the Company's warehouse club products and softer sales in the book category in the warehouse clubs generally.

Six months ended September 30, 2005

Net sales for the six months ended September 30, 2005 and September 30, 2004 were $3,331,037 and $2,802,624, respectively. This represents an increase of $528,413 or 18.9% over the prior year.

For the six month period ended September 30, 2005, sales from the Company's Studio Mouse imprint increased 8.2% versus the prior year period, partially offsetting the 26.7% sales decline of Soundprints' Smithsonian-licensed products.

For the six months ended September 30, 2005, Disney-licensed product sales accounted for 69.3% of the Company's total sales, versus 64.9% of the Company's sales in the prior year. Sales of product under license with the Smithsonian Institution decreased to 14.3% of net sales in the current year from 19.7% in the six month period ended September 30, 2004.

For the six months ended September 30, 2005, the increase in net sales is attributable to several key channels of trade. As mentioned above, in each of the following channels, the Company sells products on a non-returnable, firm sale basis:

                        Sales gains for the six
                       months ended September 30,
                      ---------------------------
Sales channel             2005           2004         Variance      % change
-------------         ------------   ------------   ------------   ------------
International
Direct-to-Consumer
Book Distributor      $    507,723   $          0   $    507,723            NMF

International Mass
Market Distributors        473,317              0        473,317            NMF

Direct-to-Consumer
Book Distributor           542,198         69,426        472,772            NMF


The Company continues to make progress in increasing its non-returnable sales, including sales to international and direct-to-consumer distributors. As a result the two largest sales gains on a division basis occurred in divisions without any significant comparative sales history in the prior period. International direct-to-consumer book distributor sales were $507,723, and international mass market distributor sales were $473,317. This revenue is the result of both the strength of the Company's Disney-licensed products in certain overseas markets (attributable to sales to Disney licensees in primarily Mexico and Australia and also to smaller volume accounts around the world) and to display marketers in the United Kingdom, as well as the Company's ongoing presence at international trade expositions. Domestic direct-to-consumer book distributor sales also increased $472,772 as a result of the roll out of successful testing of certain Disney titles and formats. Several other sales divisions also experienced increases, including international trade book distributors and educational and consumer catalogs, among others.

                    Sales declines, net of provisions
                        for returns, for the six
                       months ended September 30,
                      ---------------------------
Sales channel             2005           2004         Variance      % change
-------------         ------------   ------------   ------------   ------------
Canadian Book
Distributors          $    169,932   $    431,621   $   (261,689)          60.6%

Warehouse Club
Distributors               667,608        873,049       (205,441)          23.5

International Mass
Market Distributors         53,195        191,144       (137,949)          72.2

Several divisions also experienced sales declines. Sales to Canadian book distributors decreased $261,689 as a result of the significant purchase of Disney-licensed products during the six months ended September 30, 2004 when the Disney-licensed product line was introduced in Canada. Warehouse club distributor sales decreased $205,441 due to an increased provision for expected returns. International mass market distributor sales also declined $137,949. Other sales channels experienced sales declines include non-returnable discount retailers, school and library distributors and mass marketers.

COST OF SALES.

Three months ended September 30, 2005

The Company's cost of sales for the quarter ended September 30, 2005 increased $111,307 from $1,024,243 in the prior year to $1,135,550 in the current year, an increase of 10.9%. Cost of sales as a percentage of net sales decreased from 51.9% to 49.1% in the current quarter. The decrease reflects the generally lower cost of sales associated with Disney-licensed and other novelty format products relative to their suggested retail selling prices and the semi-fixed nature of the Company's warehouse costs, which declined for the quarter.

Six months ended September 30, 2005

The Company's cost of sales for the six months ended September 30, 2005 increased $373,907 from $1,462,618 in the prior year to $1,836,525 in the current year, an increase of 25.6%. As a percentage of net sales, direct product costs (cost of goods excluding overhead and miscellaneous costs) increased from 52.2% to 55.1%. This is partially the result of the higher sales return provisions taken in the first and second quarters of the year which increased the cost of sales as a percentage of net sales.

GROSS PROFIT.

Three months ended September 30, 2005

The resulting gross profit for the quarter ended September 30, 2005 increased 24.0% to $1,177,046 versus the prior quarter's gross profit of $948,947. Gross margin increased from 48.1% in the prior year to 50.9% in the quarter ended September 30, 2005.

Six months ended September 30, 2005

Gross profit for the six months ended September 30, 2005 was $1,494,512 versus $1,340,007 for the prior year, an increase of 11.5%. Gross margin declined to 44.9% from 47.8%.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended September 30, 2005

Selling, general and administrative costs increased $134,828 from $712,058 to $846,886, an increase of 18.9%. As a percentage of net sales, selling, general and administrative expenses increased from 36.1% of net sales in the prior quarter to 36.6% of net sales in the current quarter. As a result of the increased sales and the sales mix for the quarter, royalty expenses increased $35,639 from $283,442 to $319,081, or 12.6%. Increased headcount (necessary to support current and anticipated growth), raises and increases in the cost of benefits for existing personnel also contributed to the increased costs. On August 1, 2005 the Company issued 3,000,000 shares of common stock to certain members of the Board of Directors in recognition of their services rendered to the Company. The costs associated with these grants also lead to an increase in SG&A expenses for the quarter. Offsetting these increases, travel and entertainment and legal expenses decreased approximately $22,000 for the quarter versus the comparable period in the prior year.

Six months ended September 30, 2005

The Company's selling, general, and administrative costs increased $22,153 to $1,346,513 for the six months ended September 30, 2005, an increase of 1.7%. As a percentage of net sales, selling, general and administrative expenses, however, decreased to 40.4% of net sales from 47.3% of net sales in the prior year largely due to an 18.9% increase in net sales for the six month period and a greater percentage of total sales attributable to more profitable products.

The increased sales and sales mix for the six months again resulted in increased royalty expenses of $19,669 or 5.3% from $368,895 in the prior year to $388,564 in the current year. Headcount and salary increases as well as board compensation also led to higher costs for the current year to date period.

Offsetting these increases, catalog expense decreased $61,637 from $92,900 in the prior year to $31,263 in the current quarter. The Company did not mail a direct-to-consumer catalog this fall as a result of disappointing results from the prior year's mailing. Necessary provisions for bad debts also declined $56,944 in the current year. Finally, legal, tech support and costs associated with the engagement of the Company's investment banking firm were down $61,000 combined.

INCOME FROM OPERATIONS.

Three months ended September 30, 2005

The resulting income from operations for the quarter ended September 30, 2005 was $330,161 versus income of $236,888 for the prior year.

Six months ended September 30, 2005

Income from operations for the six months ended September 30, 2005 was $148,000 versus income of $15,647 for the prior year.

INTEREST EXPENSE.

Interest expense (net) for the three and six month periods ended September 30, 2005 increased as a result of higher interest rates on shareholder and bank loans.

ROYALTY INCOME.

Three months ended September 30, 2005

Royalty income (net) for the quarter ended September 30, 2005 was $13,151 versus the prior quarter's loss of $5,266. The increase is a result of increased subsidiary rights royalty income streams attributable to sales of foreign rights.

Six months ended September 30, 2005

Royalty income (net) for the six months ended September 30, 2005 was $16,922 versus the prior quarter's income of $2,682. The increase is again due to subsidiary rights royalty income.

NET INCOME/LOSS.

Three months ended September 30, 2005

As a result of the items discussed above, net income for the quarter ended September 30, 2005 was $306,442 compared to net income of $194,849 for the comparable prior quarter, an increase of 57.3%. Net margin was 13.3% for the current year versus 9.9% for the prior year.

Six months ended September 30, 2005

Net income for the six months ended September 30, 2005 was $95,324 compared to a net loss of $47,536 for the comparable prior quarter. Net margin was 2.9% for the current year.

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

Reserve for Returns

The Company maintains allowances for product returns. These allowances are based on historical experience and known factors regarding specific information from customers or a product's known sell-through performance in the marketplace. If product return rates exceeded the established allowances, additional allowances would be required. The Company attempts to resell all returned product whenever possible.

Liquidity and Capital Resources

                        For the quarters ended
                             September 30,
                      ---------------------------
                          2005           2004         Variance      % change
                      ------------   ------------   ------------   ------------
Net assets
(deficiency)          $ (1,201,929)  $ (1,796,415)  $    594,486           33.1%

Working capital
(deficiency)                68,392     (1,801,715)     1,870,107            NMF

Accounts receivable      1,802,493      1,207,483        595,010           49.3

Accounts payable and
accrued expenses         1,379,280      1,068,780        310,500           29.1

Royalties and
commissions payable        494,060        421,180         72,880           17.3

Although the Company continues to suffer from a deficiency in net assets, the Company's financial health has improved versus the past several years. At September 30, 2005 the Company had a deficiency of net assets of $1,201,929 versus a deficiency at September 30, 2004 of $1,796,415. Working capital improved $1,870,107 from a deficiency of $1,801,714 at September 30, 2004 to a positive $68,392 in the current year. This is partially attributable to the reclassification of shareholder debt from short term to long term after renegotiation of terms at March 31, 2005, as well as to the increase in accounts receivable.

Accounts payable and accrued expenses increased $310,500 versus the prior year from $1,068,780 to $1,379,280 at September 30, 2005. Royalties and commissions payable increased 17.3% to $494,060 at September 30, 2005 versus the prior year. These increases are primarily a result of the higher level of sales in the current period and the sales mix.

Expected cash flows from operations supplemented by available lending sources are forecast to be adequate in covering the Company's operations. However, the Company continues to explore outside funding options in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities and publication initiatives. It is believed a strategic investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition. In that regard, the Company continues its engagement with the Delta Capital Group, LLC which provides assistance in seeking and securing financing while exploring the Company's strategic options.

The Company continues to explore outside funding options in the event that cash flow does not materialize in line with current expectations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for working capital will eclipse the limits of its revolving credit facility if revenue growth is to be maintained.

As of September 30, 2005 the balance on the Company's revolving line of credit was $623,000 out of $750,000 available to the Company. As of November 11, 2005, the balance had been paid down to $323,000. The Company has requested an increase in its credit line, which is currently under review by its primary lending source.

As of November 11, 2005 the Company's backlog was approximately $793,000.

On June 2, 2005 the Company announced that the term of the Company's publishing license from Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC, New York, NY, had been extended from May 31, 2005 to December 31, 2005. The Company and Disney are currently in talks regarding a renewal. The Company is confident the license can be renewed on acceptable terms.

The Company has recorded $364,934, the net present value of $444,852, which Chart Studio claims is owed to it by the Company under the terms of the Memorandum of Understanding ("MOU") (for more information please refer to Item 1 of Part 1, Description of Business, in the Company's Annual Report on Form 10-KSB, as to the reasons the Company is of the view that none of such amount is owed.) It is Management's opinion that Trudy has no further obligation under the MOU although Chart Studio does not currently agree with the Company's position in respect to such alleged indebtedness. It is anticipated that an amicable solution will be reached as both parties are in discussion.

On August 1, 2005 the Company issued stock grants to the following Directors:

   Director                                                   Shares granted
----------------------------------------------------------------------------
Alice B. Burnham                                                     500,000
Fred M. Filoon                                                       500,000
Peter D. Nalle                                                       500,000
Patty A. Sullivan                                                  1,500,000
                                                                ------------

Total number of shares granted                                     3,000,000
                                                                ============

The four Directors listed above received the shares of Common Stock by grant from the Company in consideration of services rendered.

For the quarter ended September 30, 2005 the principal shareholder/Chairman of the Board (William W. Burnham, also currently serving as Acting Chief Financial Officer and Director of Corporate Development) was repaid approximately $27,000 relating to pre-existing loans. Subsequent to September 30, 2005, Mr. Burnham was repaid approximately $7,500 relating to pre-existing loans.

Effective April 1, 2005, Mr. entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the quarter was approximately $7,100. For the quarter ended September 30, 2005, the Company recognized the difference between the fair market value of his services and the salary of $7,100 for the quarter. This was an expense of $25,253 and was recorded as a contribution to capital.

While the Company has been able to negotiate favorable interest rates on $1,354,219 in loans from two principal shareholder/officers due on or before January 1, 2007, there is no guarantee this will continue when these loans are renegotiated at maturity.

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

On August 1, 2005 the Company issued stock grants of Trudy Common Stock from the above-mentioned authorized common stock grant pool to the following four Directors in consideration for service rendered:

    Director                                                  Shares granted
----------------------------------------------------------------------------
Alice B. Burnham                                                     500,000
Fred M. Filoon                                                       500,000
Peter D. Nalle                                                       500,000
Patty A. Sullivan                                                  1,500,000
                                                                ------------

Total number of shares granted                                     3,000,000
                                                                ============

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

                                       TRUDY CORPORATION
                                       (REGISTRANT)

Date: November 14, 2005                By: /s/ ASHLEY C. ANDERSEN
                                           -------------------------------------
                                           Ashley C. Andersen,
                                           President and Chief Executive Officer