Form 10QSB/A
period 2005-09-30
TRUDY CORP
filed 2005-11-21
CIK 815098

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



The Registrant has amended this Form 10-QSB/A because the minority interest, as shown on the consolidated statement of operations, was included in the incorrect column. The $551 in minority interest income was from the six months ended September 30, 2004, not 2005 as was shown. No other adjustments are necessary.

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


                        Trudy Corporation and Subsidiary
                      Consolidated Statement of Operations
        For the Quarters Ended September 30, 2005 and September 30, 2004

                                                           Three Month Period                   Six Month Period
                                                           Ended September 30,                 Ended September 30,
                                                     -------------------------------     -------------------------------
                                                         2005              2004              2005              2004
                                                     -------------     -------------     -------------     -------------
                                                     (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
Net Sales                                            $   2,312,596     $   1,973,189         3,331,037         2,802,624

Cost of Sales                                            1,135,550         1,024,243         1,836,525         1,462,618

                                                     -------------     -------------     -------------     -------------
Gross Profit                                             1,177,046           948,946         1,494,512         1,340,007

Operating expenses
  Selling, general and administrative                      846,886           712,058         1,346,513         1,324,360
                                                     -------------     -------------     -------------     -------------

Income from operations                                     330,161           236,888           148,000            15,647

Other income (expense)
  Interest, net                                            (42,491)          (38,613)          (80,144)          (73,985)
  Royalties, net                                            13,151            (5,266)           16,922             2,682
  Other income/(expense)                                     5,622             1,840            10,546             7,568
                                                     -------------     -------------     -------------     -------------

Other income/(expense):                                    (23,718)          (42,040)          (52,676)          (63,735)
                                                     -------------     -------------     -------------     -------------

Income/(loss) before minority interest                     306,442           194,849            95,324           (48,088)


  Minority interest income/(expense)                            --                --                --               551


                                                     -------------     -------------     -------------     -------------
Net income/(loss)                                          306,442           194,849            95,324           (47,537)
                                                     =============     =============     =============     =============

Basic and diluted net income/(loss) loss per share   $       0.001     $          --     $          --     $          --
                                                     =============     =============     =============     =============

Weighted average number of shares outstanding          457,723,187       442,460,249       456,734,057       442,460,249
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

INCOME FROM OPERATIONS.

Three months ended September 30, 2005

The resulting income from operations for the quarter ended September 30, 2005 was $330,161 versus income of $236,889 for the prior year.

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