Form 10QSB
period 2005-12-31
TRUDY CORP
filed 2006-02-14
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended December 31, 2005


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


                              SHARES OUTSTANDING AT
                                February 14, 2006
               Common Stock, $.0001 par value: 458,734,057 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheet - December 31, 2005 (unaudited)               3

   Consolidated Statements of Operations (unaudited) for the three and nine months ended December 31, 2005 and December 31, 2004
     (unaudited)                                                            4

   Consolidated Statement of Shareholders' Deficit (unaudited) from
     April 1, 2005 through December 31, 2005                                5

   Consolidated Statements of Cash Flows (unaudited) for the nine months
     ended December 31, 2005 and December 31, 2004 (unaudited)              6

   Notes to Financial Statements (unaudited)                                7

Item 2. Management's Discussion and Analysis                               15


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  26

Item 2. Changes in Securities                                              26

Item 3. Defaults upon Senior Securities                                    26

Item 4. Submission of Matters to a Vote of Security Holders                26

Item 5. Other Information                                                  26

Item 6. Exhibits and Reports on Form 8-K                                   27

                        Trudy Corporation and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2005

                                                                    (Unaudited)
                                                                   ------------
Assets

Current assets:
  Cash and cash equivalents                                        $     23,392
  Accounts receivable, net                                            1,027,632
  Inventories                                                         1,768,729
  Prepaid expenses and other current assets                             121,039
                                                                   ------------

    Total current assets                                              2,940,792

  Equipment, net                                                         31,367
  Royalty advances, net                                                 195,307
  Pre-publication costs and other assets, net                           524,488
                                                                   ------------

    Total other assets                                                  751,161
                                                                   ------------

      Total assets                                                 $  3,691,953
                                                                   ============

Liabilities and shareholders' equity

Current liabilities:
  Notes payable - bank                                             $  1,155,485
  Current portion, long term debt                                        28,285
  Accounts payable and accrued expenses                               1,634,475
  Royalties and commissions payable                                     269,544
                                                                   ------------

      Total current liabilities                                       3,087,789

Long-term liabilities:
  Due to The Chart Studio (Pty) Ltd.                                    371,819
  Long term debt, net of current portion                              1,612,903
                                                                   ------------

      Total long-term liabilities                                     1,984,722

                                                                   ------------
      Total liabilities                                               5,072,511

Shareholders' equity:
  Common stock: $.0001 par value                                         48,574
  Additional paid-in capital                                          5,356,454
  Accumulated equity deficit                                         (6,785,586)
                                                                   ------------

      Total shareholders' equity                                     (1,380,558)
                                                                   ------------

      Total liabilities and shareholders' equity                   $  3,691,953
                                                                   ============


The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                        Trudy Corporation and Subsidiary
                      Consolidated Statement of Operations


                                                             Three Month Period                  Nine Month Period
                                                             Ended December 31,                  Ended December 31,
                                                      -------------------------------     -------------------------------
                                                           2005              2004              2005              2004
                                                      -------------     -------------     -------------     -------------
Net Sales                                                 1,074,595         2,267,965         4,405,633         5,127,589

Cost of Sales                                               646,213         1,135,700         2,482,356         2,598,114
                                                      -------------     -------------     -------------     -------------

Gross profit                                                428,383         1,132,265         1,923,276         2,529,475

Operating expenses
  Selling, general and administrative                       590,940           965,967         1,937,834         2,347,529
                                                      -------------     -------------     -------------     -------------

Income/(loss) from operations                              (162,557)          166,298           (14,558)          181,946

Other income (expense)
  Interest, net                                             (45,838)          (40,260)         (125,982)         (114,245)
  Royalties, net                                              6,535            16,885            23,457            19,569
  Other income/(expense)                                       (999)           53,297             9,547            60,865
                                                      -------------     -------------     -------------     -------------

Other income/(expense):                                     (40,302)           29,922           (92,978)          (33,811)

Income/(loss) before minority interest                     (202,859)          196,220          (107,535)          148,135

  Minority interest income/(expense)                             --           (12,365)               --           (11,813)
                                                      -------------     -------------     -------------     -------------

Net income/(loss)                                     $    (202,859)    $     183,855     $    (107,535)    $     136,322
                                                      =============     =============     =============     =============


Basic and diluted net income/(loss) loss per share    $          --     $          --     $          --     $          --
                                                      =============     =============     =============     =============

Weighted average number of shares outstanding           458,734,057       442,460,249       457,414,057       442,460,249
                                                      =============     =============     =============     =============

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                        Trudy Corporation and Subsidiary
                Consolidated Statements of Shareholders' Deficit
                         Quarter ended December 31, 2005

                                                                                                 Total
                                          Common Stock          Additional                    Shareholders'
                                  ---------------------------     Paid-in      Accumulated     (Deficit)
                                     Shares         Amount        Capital        Deficit        Equity
                                  ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2005          455,734,057   $     45,574   $  5,267,793   $ (6,678,049)  $ (1,364,682)

Contributed compensation                    --             --         25,120             --         25,120

Net loss (unaudited)                        --             --             --       (211,120)      (211,120)

                                  ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2005           455,734,057         45,574      5,292,913     (6,889,169)    (1,550,682)
                                  ============   ============   ============   ============   ============

Contributed compensation                    --             --         25,253             --         25,253

Board Compensation                   3,000,000          3,000         14,058             --         17,058

Net income (unaudited)                      --             --             --        306,442        306,442

                                  ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2005      458,734,057         48,574      5,332,224     (6,582,727)    (1,201,929)
                                  ============   ============   ============   ============   ============

Contributed compensation                    --             --         24,230             --         24,230

Net loss (unaudited)                        --             --             --       (202,859)      (202,859)

                                  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2005       458,734,057         48,574      5,356,454     (6,785,586)    (1,380,558)
                                  ============   ============   ============   ============   ============

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                              For the Nine Months
                                                                               Ended December 31,
                                                                          ---------------------------
                                                                              2005           2004
                                                                          ------------   ------------
                                                                           (Unaudited)    (Unaudited)
Cash Flows From Operating Activities
Net income /(loss)                                                            (107,535)       136,322
Adjustments to reconcile net loss/(income) to net cash provided by / (used in) operating activities:
  Depreciation                                                                  13,355         27,250
  Amortization of pre-publication costs                                        207,286        149,688
  Provision for losses on accounts receivable                                    3,877         24,834
  Provision for promotional allowance                                                0         92,465
  Provision for slow moving inventory                                                0        115,456
  Provision for sales returns                                                   (9,151)        88,755
  Minority interest                                                                  0         11,814
  Contributed compensation                                                      74,603         79,250
  Board Stock Grants                                                            17,059              0
  Imputed interest on long-term loan                                            20,276         18,815

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                                   (57,516)    (1,258,142)
  Decrease (Increase) in inventories                                          (605,036)      (163,094)
  (Increase) Decrease in prepaid expenses and other current assets              58,911         18,729
  Increase (Decrease) in accounts payable and accrued expenses                 413,527        559,552
  Increase (Decrease) in royalties and commissions payable                    (121,799)       388,638
                                                                          ------------   ------------
Net cash provided /(used) used by operating activities                         (92,144)       290,332

Investing activities:
  Purchases of property and equipment                                          (13,735)        (7,173)
  Pre-publication and royalty advances                                        (192,337)      (255,623)
                                                                          ------------   ------------
Net cash provided/(used) by investing activities                              (206,072)      (262,796)

Financing activities:
  Proceeds from short-term debt                                                      0         35,977
  Net change in note payable, bank                                             439,001              0
  Repayments to related parties                                               (149,834)      (111,401)
                                                                          ------------   ------------
Net cash provided/(used) by financing activities                               289,167        (75,424)
                                                                          ------------   ------------

Net increase (decrease) in cash and cash equivalents                            (9,050)       (47,889)
Cash and cash equivalents at beginning of period                                32,442         49,253
                                                                          ------------   ------------
Cash and cash equivalents at end of period                                      23,392          1,363
                                                                          ============   ============

Cash paid for interest                                                    $     34,255   $     36,061
Cash paid for income taxes                                                $         --   $         --

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended March 31, 2005.

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

Advertising expense related to catalogs and brochures was $1,618 and $5,166 for the three month period ended December 31, 2005 and 2004, respectively. Advertising expense related to catalogs and brochures was $32,881 and $98,066 for the nine month period ended December 31, 2005 and 2004, respectively.

Other advertising expense for the three month period ended December 31, 2004 was $2,489; there was no expense in the current quarter. Other advertising expense was $675 and $3,365 for the nine month period ended December 31, 2005 and 2004, respectively.

Reclassifications

Certain reclassifications pertaining to net sales, selling, general and administrative expenses and other income/expense were necessary in the prior fiscal year in order to be consistent with the current fiscal year's presentation.

3.  Inventories

Inventories consist of the following:

    Raw Materials                                                  $     39,367
    Finished Goods                                                    2,049,362
    Reserve for Obsolescence                                           (320,000)
                                                                   ------------
    Inventory                                                      $  1,768,729
                                                                   ============

4. Notes Payable, Bank

Notes payable, bank includes the following:

     A revolving line of credit totaling $750,000 due on
     demand. Interest is payable monthly equal to the Wall
     Street Journal reported prime rate plus 1.5%. Borrowings
     are subject to a borrowing base equal to 80% of eligible
     accounts receivable. The note is also secured by all of
     the assets of the Company, a mortgage on the Company's
     premises, a personal guarantee of a principal shareholder
     and a limited guarantee of another principal shareholder.     $    352,000

     Note payable, bank, due February 21, 2006. Interest is
     payable at maturity equal to the Wall Street Journal
     reported prime rate plus 1.0% The note is secured by all
     of the assets of the Company, a mortgage on the Company's
     premises, a personal guarantee of a principal shareholder
     and a limited guarantee of another principal shareholder.          160,000

     Note payable, bank, due on demand. Interest is payable
     monthly at LIBOR plus 1%. The note is secured by a
     personal guarantee of a principal shareholder.                     643,485
                                                                   ------------
                                  Total                            $  1,155,485
                                                                   ============

5. Long term debt:

     Notes payable to the principal shareholder due in January
     and March 2007. Interest is payable monthly at LIBOR plus
     1%.                                                           $    874,124

     Notes payable, another principal shareholder, payable at
     various dates between January and March 2007. Interest is
     payable at specified maturity dates at 2.5% per annum.             454,000

     Note payable, bank, payable in monthly installments of
     $2,713 including interest at 7%. Balance due in February
     2009. The note is secured by all assets of the Company, a
     mortgage on the Company's premises, a personal guarantee
     of a principal shareholder and a limited guarantee of
     another principal shareholder.                                     277,995

     Note payable, affiliate, payable in monthly installments of
     $1,252.  The note is unsecured.                                     35,069
                      Less current portion                              (28,285)
                                                                   ------------
                      Total                                        $  1,612,903
                                                                   =============

The scheduled principal payments on long term debt follow:

    Year ending December 31, 2006                                  $     28,285
    Year ending December 31, 2007                                     1,357,381
    Year ending December 31, 2008                                        20,229
    Year ending December 31, 2009                                       235,293
                                                                   ------------
                      Total                                        $  1,641,188
                                                                   ============

6.   Income Taxes

The components of income tax (benefit) are as follows:


                                                          December 31, 2005            December 31, 2004
                                                    ---------------------------   ---------------------------
                                                      Current        Deferred       Current        Deferred
                                                    ------------   ------------   ------------   ------------
Income tax expense (benefit) before application
of operating loss carryforwards                     $          0   $    (43,000)  $          0   $     54,500

Income tax expense (benefit) of operating
loss carryforwards                                             0              0              0              0

Change in valuation allowance                                  0         43,000              0        (54,500)
                                                    ------------   ------------   ------------   ------------

Income tax expense (benefit)                        $          0   $          0   $          0   $          0
                                                    ============   ============   ============   ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of December 31, 2005, the Company has a net operating loss carryforward of approximately $5 million for federal income tax purposes which expire at various dates through 2024. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

7. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $13,990 and $15,595 for the three months ended December 31, 2005 and 2004, respectively. For the nine months ended December 31, 2005 and 2004, rent expense totaled $57,488 and $47,844, respectively.

The Company has borrowings from related parties of $1,363,193. The terms of these notes can be found in Note 5 to the financial statements. Interest to related parties totaled $14,136 and $6,161 for the three months ended December 31, 2005 and 2004, respectively. For the nine months ended December 31, 2005 and 2004, interest to related parties totaled $23,562 and $21,384, respectively. Repayments to related parties totaled $26,095 for the three months ended December 31, 2005. Subsequent to December 31, 2005 the Company repaid an additional $11,183 of these borrowings.

Effective August 1, 2005 Mr. Burnham entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the quarter was approximately $7,020. For the quarter ended December 31, 2005, the Company recognized the difference between the fair market value of his services and the salary of $7,020 for the quarter. This was an expense of $24,230 and was recorded as a contribution to capital.

8. Subsequent Events

On February 7, 2006 the Company announced that it had executed a binding letter agreement with Disney for the renewal of its non-exclusive license through December 31, 2008. Both parties are working towards executing the final agreement as soon as possible which will supersede this binding letter agreement. As a condition of extending the license, the Company increased its letter of credit issued to Disney to $500,000.

On February 10, 2006, the Company announced that it had reached an agreement in principle with Sesame Workshop, the nonprofit educational organization behind Sesame Street, for a new publishing license focusing on book and audio CD formats. The license territory includes distribution into North America. The agreement includes approximately a 3 year term ending June 30, 2009. The Company anticipates the first titles will come to market in June, 2006. The licensed characters include core properties such as the characters from Sesame Street which include Big Bird, Elmo and the rest of their furry friends. The parties intend to negotiate in good faith to sign a definitive agreement as quickly as possible.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the third quarter of fiscal 2006 decreased 52.6% versus the prior year. This is primarily due to a reduction in the total number of book titles or SKUs, in the warehouse club book departments over the Holiday period, a general weakness in sales across all the Company's product lines, including Disney and Smithsonian, as well as an increase in the provision for anticipated returns. One major warehouse club, citing difficulty with the merchandizing of children's books opted not to purchase any titles from the Company in the fourth calendar quarter. The Company's profit margin also deteriorated from 49.9% in the prior year to 39.9% in the current year. The decline in revenue in the third quarter resulted in a net loss of $202,859 versus income of $183,855 for the prior year.


Three months ended December 31, 2005

Net sales for the three months ended December 31, 2005 were $1,074,595, a decrease of $1,193,370 or 52.6% versus $2,267,965 in the quarter ended December 31, 2004.

The revenue decline was primarily driven by decreased sales of the Company's Disney-licensed products sold under the Studio Mouse imprint and its Smithsonian-licensed content sold under the Soundprints imprint. An increase in the Company's provision for sales returns also contributed to the sales decline.

In the quarter ended December 31, 2005, Disney-licensed product sales accounted for 69.0% of the Company's total sales, versus 80.3% of the Company's sales in the prior year. On a revenue basis, Disney-licensed product sales declined nearly 69.2%. Sales of product under license with the Smithsonian Institution and distributed by the Company's Soundprints imprint increased as a percentage of sales to 17.7% of net sales in the current quarter from 13.1% in the prior quarter. However, revenue from Smithsonian product sales declined 51.5%.

Sales for the Company's newest publishing initiative, entitled PEEP and the Big Wide World, licensed to the Company by WGBH Educational Foundation, did not perform well in the current quarter. PEEP product net revenue was less than 2% of total sales. Peep and the Big Wide World airs as part of the Ready, Set, Learn programming block on The Learning Channel and Discovery Kids weekdays in the United States and on assorted channels worldwide. While sales have not materialized in line with the Company's expectations, the Company continues to be encouraged by the success of the series which won its first Emmy Award for Outstanding Children's Animated Program in May, 2005, chosen from a pool of program nominees such as Nickelodeon's Dora the Explorer and Disney's Kim Possible.

For the three months ended December 31, 2005, the following are the key sales channels that contributed to the overall decrease in Company sales for the quarter versus the comparable period a year ago. For the first two sales channels listed, the Company sells products on a returnable basis and as such, sales shown are net of provision for returns. Sales to direct-to-consumer book distributors and discount retailers are non-returnable.

                                  Sales declines for the three
                                   months ended December 31,
                                  ---------------------------
Sales channel                         2005           2004         Variance        % change
-------------                     ------------   ------------   ------------   -------------
Warehouse Club Distributors       $    196,522   $    733,575   $   (537,053)          -73.2%

Mass Market Distributors               190,236        345,053       (154,817)          -44.8

Direct-to-Consumer
Book Distributors                        5,359        158,902       (153,543)          -96.6

Warehouse club distributor sales were $196,522 for the current quarter versus $733,535 for the prior year. This is partially attributable to an increase in the provision for returns based upon management's observation of a trend in significantly increased returns rates from warehouse clubs in recent quarters in which returns rates have more than doubled. This trend is a result of several factors, including market saturation of certain of the Company's warehouse club products, fewer new formats available, softer sales in the book category in the warehouse clubs in general and the absence of orders from one major warehouse club. Management believes that a more diligent review of warehouse club orders is required to ship product according to Management's sales expectations and not that of the customers. This would entail a unilateral reduction of the order quantity. In addition, the Company has expanded the number of new formats which will come to market in the fiscal year ended March 31, 2007.

Sales to mass market distributors decreased $154,817 from $345,053 in the prior year's quarter to $190,236 in the current quarter. This decrease was primarily attributable to no December quarter reorders for holiday items shipped in the September quarter for one major distributor. The Company increased its provision for returns for sales made to the mass market distributor division for another distributor, who elected to return the bulk of their opening order this past Spring for one title to go into their planned children's book section. This title did not perform up to expectations.

Direct-to-Consumer book distributor sales decreased $153,543 to $5,359. The major customer in this channel had placed their annual orders for shipment in the first two quarters of the fiscal year. As a result nine month sales have increased versus the prior year.

Other channels of trade experienced decreased sales including school and library distributors, book retailers, and book distributors.

The below schedule shows those sales divisions which demonstrated improved sales for the fiscal quarter ending December 31, 2005 versus the comparable period a year ago.

                              Sales increases, net of provisions
                                  for returns, for the three
                                    months ended December 31,
                                  ---------------------------
Sales channel                         2005           2004         Variance        % change
-------------                     ------------   ------------   ------------   -------------
Non-returnable Discount
Retailers                         $    336,458   $    254,148   $     82,310            32.4%

Int'l Trade Book Retailers              38,519          1,197         37,322             NMF

Int'l Direct-to-Consumer
Book Distributors                       27,573          2,142         25,431             NMF

Over the last year management has placed a particular emphasis on developing sales to the Company's international retailers and distributors, domestic discount retailers and direct-to-consumer divisions in which sales are firm with no return privileges. The key channel with the greatest upside volume potential is for discount department stores. One such chain, after testing several Disney titles, elected to purchase these titles on a monthly basis. Other divisions which posted sales increases include specialty retailers and international and domestic toy and gift distributors, all of which are sold on a firm sale basis.


Nine months ended December 31, 2005

Net sales for the nine months ended December 31, 2005 and December 31, 2004 were $4,405,633 and $5,127,589, respectively. This represents a decrease of $721,956 or 14.1% over the prior year.

For the nine months ended December 31, 2005, Disney-licensed product sales accounted for 69.2% of the Company's total sales, versus 72.0% of the Company's sales in the prior year. Sales of product under license with the Smithsonian Institution decreased to 15.1% of sales in the current year from 16.7% in the nine month period ended December 31, 2004.

For the nine months ended December 31, 2005, the decrease in net sales is attributable to several channels of trade:

                               Sales declines, net of provisions
                                   for returns, for the nine
                                   months ended December 31,
                                  ---------------------------
Sales channel                         2005           2004         Variance        % change
-------------                     ------------   ------------   ------------   ------------
Warehouse Club
Distributors                      $    517,080   $  1,661,021   $ (1,143,941)         (68.9%)

Canadian Book Distributors             241,172        567,278       (326,106)         (57.5%)

Mass Market Distributors               345,540        547,170       (201,630)         (36.8%)

Warehouse Club Distributor sales decreased 68.9% or $1,143,941 as a result of market saturation of certain products and increased reserves for returns. In addition, one major warehouse club elected not to purchase any of the Company's titles in the fourth calendar quarter. Management believes that a more diligent review of warehouse club orders is required to ship product according to Management's sales expectations and not that of the customers. This would entail a unilateral reduction of the order quantity. In addition, the Company has expanded the number of new formats which will come to market in the fiscal year ended March 31, 2007.

Sales to Canadian book distributors decreased $326,106 as a result of the significant buy-in of Disney products during the nine months ended December 31, 2004 when the Disney product line was introduced in Canada. Mass market distributor sales decreased $201,630 due to reduced sales to one of the key Canadian customer in this channel of trade. Other sales channels experienced sales declines including school and library distributors and educational and consumer catalogs.

For the nine months ended December 31, 2005, several channels of trade experienced increased sales. In each of the following channels, the Company sold product on a non-returnable, firm sale basis:


                                   Sales gains for the nine
                                   months ended December 31,
                                  ---------------------------
Sales channel                         2005           2004         Variance        % change
-------------                     ------------   ------------   ------------   ------------
International
Direct-to-Consumer Book
Distributor                       $    557,122   $      7,840   $    549,282            NMF

Direct-to-Consumer Book
Distributor                            802,014        301,036        500,978          166.4%

International Mass Market
Distributors                           473,317        218,536        254,781          116.6%

The Company continues to make progress in increasing its non-returnable sales, including sales to international retailers and distributors and direct-to-consumer distributors both in the domestic and international markets. Versus the prior nine month period, international direct-to-consumer book distributor sales increased $549,282 and domestic direct-to-consumer book distributor sales increased $500,978 for a total combined increase of $1,050,260. These sales resulted from successful tests of titles in the display marketing category of direct to consumer sales in the United States and the United Kingdom.

International mass market distributor sales increased $254,781. This revenue is the result of strong relationships the Company has forged among Disney licensees in Latin America and Australia. In these markets the Company has enjoyed repeat sales of Disney licensed products in Spanish and English respectively. In other markets, the Company, on a pre-approved basis by Disney, has demonstrated significantly increased sales such that it now sells to 75 retailers or distributors in 45 countries. More times than not orders for Disney licensed products are accompanied by orders for Smithsonian licensed titles. The Company believes that an ongoing presence at international trade expositions is critical to solidifying its relationship with existing customers and increasing its penetration into new international markets. The Company continues to actively seek and enlist distributors in international markets with potential to absorb substantial quantities of the Company's products.


COST OF SALES.

Three months ended December 31, 2005

The Company's cost of sales for the quarter ended December 31, 2005 decreased $489,487 from $1,135,700 in the prior year to $646,213 in the current quarter, a decrease of 43.1%. However, cost of sales as a percentage of net sales increased from 50.1% to 60.1% in the current quarter. The decrease reflects a slight increase in product costs as a percentage of net sales, relative to the prior year. The decrease also illustrates the semi-fixed nature of the Company's warehouse operations which did not decline to the same extent as sales.

Nine months ended December 31, 2005

The Company's cost of sales for the nine months ended December 31, 2005 decreased $115,758 from $2,598,114 in the prior year to $2,482,356 in the current year, a decrease of 4.5%. As a percentage of net sales, direct product costs (cost of goods excluding overhead and miscellaneous costs) increased from 33.0% to 38.6%. This is partially the result of the higher level of sales to non-returnable customers which necessitate a lower gross margin. Total warehouse and miscellaneous costs as a percentage of sales stayed relatively flat.


GROSS PROFIT.

Three months ended December 31, 2005

The resulting gross profit for the quarter ended December 31, 2005 decreased 62.2% to $428,383 versus the prior quarter's gross profit of $1,132,265. Gross margin decreased from 49.9% in the prior year to 39.9% in the quarter ended December 31, 2005.

Nine months ended December 31, 2005

Gross profit for the nine months ended December 31, 2005 was $1,923,276 versus $2,529,475 for the prior year, a decrease of 24.0%. Gross margin declined to 43.7% from 49.3%.


SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended December 31, 2005

Selling, general and administrative costs decreased $375,027 from $965,967 to $590,940 a decrease of 38.8%. As a percentage of net sales, selling, general and administrative expenses increased from 42.6% of net sales in the prior year's comparable quarter to 55.0% of net sales in the current quarter. As a result of the decreased sales and a change in the sales mix of licensed products for the quarter, royalty expenses decreased $278,275 from $462,232 to $183,957, or 60.2%. Other sales-related expenses including commissions and travel and entertainment also declined versus the prior year. Sales salaries declined for the quarter as a result of a temporary vacancy in sales personnel.

Nine months ended December 31, 2005

The Company's selling, general, and administrative costs decreased $409,695 to $1,937,834 for the nine months ended December 31, 2005, a decrease of 17.5%. As a percentage of net sales, selling, general and administrative expenses decreased to 44.0% of net sales from 45.8% of net sales in the prior year.

The decreased sales and sales mix for the nine months again resulted in decreased royalty expenses of $261,186 or 31.3% from $833,707 in the prior year to $572,521 in the current year. Decreased sales-related costs including commissions, catalog expense, travel and entertainment expenses as well as a significant decline in legal expenses also contributed to decreased costs for the current year to date period.

Offsetting these decreases, office and executive salaries increased $58,668 from $447,407 in the prior year to $506,075 in the current year. This is attributable to new hires and merit increases for certain employees and management.

INCOME/LOSS FROM OPERATIONS.

Three months ended December 31, 2005

The resulting loss from operations for the quarter ended December 31, 2005 was $162,557 versus income of $166,298 for the prior year.

Nine months ended December 31, 2005

The loss from operations for the nine months ended December 31, 2005 was $14,558 versus income of $181,946 for the prior year.

INTEREST EXPENSE.

Interest expense (net) for the three and nine month periods ended December 31, 2005 increased as a result of higher interest rates on shareholder and bank loans.

ROYALTY INCOME.

Three months ended December 31, 2005

Royalty income (net) for the quarter ended December 31, 2005 was $6,535 versus $16,885 for the prior year. The decrease is a result of reduced subsidiary rights royalty earnings from international subsidiary rights customers.

Nine months ended December 31, 2005

Royalty income (net) for the nine months ended December 31, 2005 was $23,457 versus the prior period's income of $19,569. The increase is due to subsidiary rights royalty income streams.

NET INCOME/LOSS.

Three months ended December 31, 2005

As a result of the items discussed above, net loss for the quarter ended December 31, 2005 was $202,859 compared to net income of $183,855 for the comparable prior quarter, a decrease of $386,714. Net margin was -18.9% for the current year versus 8.1% for the prior year.

Nine months ended December 31, 2005

Net loss for the nine months ended December 31, 2005 was $107,535 compared to net income of $136,322 for the comparable prior quarter, a decrease of $243,857. Net margin was -2.4% for the current year versus 2.7% for the prior year.


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

Liquidity and Capital Resources

                                            For the quarters
                                            ended December 31,
                                       ---------------------------
                                           2005           2004         Variance      % change
                                       ------------   ------------   ------------   ------------
Net assets (deficiency)                $ (1,380,558)  $   (889,669)  $   (490,899)         (55.2)%

Working capital (deficiency)               (146,997)    (1,567,910)     1,420,913            NMF

Accounts receivable                       1,027,632      1,807,563       (779,931)         (43.1)

Accounts payable and  accrued
expenses                                  1,634,475      1,405,493        228,982           16.3

Royalties and commissions payable           269,544        646,911       (377,367)         (58.3)

Although the Company continues to suffer from a deficiency in net assets, the Company's financial health has improved versus the past several years. At December 31, 2005 the Company had a deficiency of net assets of $1,380,558 versus a deficiency at December 31, 2004 of $889,669. Working capital improved $1,420,913 from a deficiency of $1,567,910 at December 31, 2004 to a deficiency of $146,997 in the current year. This is principally attributable to the reclassification of shareholder debt from short term to long term after renegotiation of terms at March 31, 2005.

Accounts payable and accrued expenses increased $228,982 versus the prior year from $1,405,493 to $1,634,475 at December 31, 2005. Royalties and commissions payable decreased 58.3% to $269,544 at December 31, 2005 versus the prior year.

Expected cash flows from operations supplemented by available lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for working capital will eclipse the limits of its revolving credit facility if revenue growth is to be maintained. Thus the Company continues to explore outside funding options in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities and publication initiatives. It is believed a strategic investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition. In that regard, the Company continues its engagement with the Delta Capital Group, LLC which provides assistance in seeking and securing financing while exploring the Company's strategic options.

On November 23, 2005 the Company received a $160,000 3-month term note from one of its lending institutions to bridge short-term requirements. The note is secured by all of the assets of the Company, a mortgage on the Company's premises, a personal guarantee of a principal shareholder and a limited guarantee of another principal shareholder. While the note is to be paid back February 21, 2006, the Company has requested that the note be rolled into the Company's revolving credit line.

As of December 31, 2005 the balance on the Company's revolving line of credit was $352,000 out of $750,000 available to the Company. As of February 10, 2006, the balance was $482,000. The Company has requested an increase in its credit line, which is currently under review by its primary lending source.

As of February 10, 2006 the Company's backlog was approximately $1,527,000.

On February 7, 2006, the Company announced that it had executed a binding letter agreement with Disney for the renewal of its non-exclusive book and audio CD license. The Company and Disney are operating under this interim binding agreement which will be superceded by the final definitive agreement as soon as it is executed.

On February 10, 2006, the Company announced that it had reached an agreement in principle with Sesame Workshop, the nonprofit educational organization behind Sesame Street, for a new publishing license focusing on book and audio CD formats.

The Company has recorded $371,819, the net present value of $444,852, which Chart Studio claims is owed to it by the Company under the terms of the Memorandum of Understanding ("MOU") (for more information please refer to Item 1 of Part 1, Description of Business, in the Company's Annual Report on Form 10-KSB, as to the reasons the Company is of the view that none of such amount is owed.) It is Management's opinion that Trudy has no further obligation under the MOU although Chart Studio does not currently agree with the Company's position in respect to such alleged indebtedness. It is anticipated that an amicable solution will be reached as both parties are in discussion.

For the quarter ended December 31, 2005 the principal shareholder/Chairman of the Board (William W. Burnham, also currently serving as Acting Chief Financial Officer and Director of Corporate Development) was repaid approximately $26,095 relating to pre-existing loans. Subsequent to December 31, 2005, Mr. Burnham was repaid approximately $11,183 relating to pre-existing loans.

Effective April 1, 2005, Mr. Burnham entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the quarter was approximately $7,020. For the quarter ended December 31, 2005, the Company recognized the difference between the fair market value of his services and the salary of $7,020 for the quarter. This was an expense of $24,230 and was recorded as a contribution to capital.

While the Company has been able to negotiate favorable interest rates on $1,328,124 in loans from two principal shareholder/officers due on or before January 1, 2007, there is no guarantee this will continue when these loans are renegotiated at maturity.

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

         None.

Item 2.  Changes in Securities

         None.

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


         (b)      Reports on Form 8-K

         I. Item 8.01. On November 22, 2005 the registrant announced an agreement in principle with Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC, New York, for the renewal of its non-exclusive license through December 31, 2008.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRUDY CORPORATION
                                       (REGISTRANT)

Date: February 14, 2006                By: /s/ ASHLEY C. ANDERSEN
                                           -------------------------------------
                                           Ashley C. Andersen,
                                           President and Chief Executive Officer