Form 10KSB
period 2006-03-31
TRUDY CORP
filed 2006-06-30
CIK 815098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the year fiscal year ended March 31, 2006


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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended March 31, 2006 were $6,456,697.

As of June 26, 2006, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $4,128,607. As of June 26, 2006, 850,000,000 were authorized and 458,734,057 shares of Common Stock, $.0001 par value per share, were issued and outstanding.

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

Trudy Corporation was organized as a Connecticut corporation under the name Norwest Manufacturing Corporation on September 14, 1979, changed its name to Trudy Toys Company, Inc. on December 5, 1979, changed its name to Trudy Corporation on March 27, 1984 and was re-incorporated as a Delaware corporation on February 25, 1987. On July 27, 1987 the Company first offered shares of common stock for sale to the public.

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

Studio Mouse was 95% owned by Trudy Corporation, and, as such, was reported as a consolidated subsidiary. On March 31, 2005 the Company acquired the remaining 5.0% ownership and merged its operations into the Company.

On March 4, 2004, the Company announced that it had executed a new Memorandum of Understanding ("MOU") with Chart Studio, providing for a further restructuring of ownership of Studio Mouse, and for share ownership by Chart Studio in Trudy (please refer to the Company's Annual Report on form 10-KSB of March 31, 2004 for the full MOU).

In the opinion of Management, there were material breaches by Chart Studio of its obligations under the new MOU. In view of such material breaches, it was Management's opinion that Trudy had no further obligation under the MOU and the Company initiated discussions with Chart Studio regarding these items.

On June 13, 2006 the Company executed a Mutual General Release (the "Mutual Release") with Chart Studio for settlement of the alleged $444,852 indebtedness that was going to be due to Chart Studio on August 20, 2007. As of March 31, 2006 the accrued debt due to Chart Studio was $371,819. Under the terms of the Mutual Release, the Company extinguished $291,819 of the debt due to Chart Studio and is required to pay to Chart Studio $80,000 in four installments:

         o        $25,000 payable June 13, 2006;

         o        $15,000 payable on or before December 31, 2006;

         o        $15,000 payable on or before March 31, 2007; and

         o        $25,000 payable on or before August 20, 2007;

As a result of the Mutual Release, the Company and Chart Studio agreed to extinguish any and all debts or obligations between them which existed on or before June 1, 2006.

Products and Licensing
----------------------

                             Sales by license for the
                            fiscal years ended March 31,
                         ---------------------------------
     License                 2006               2005
----------------------   --------------    ---------------
Disney                            70.1%              72.8%
Smithsonian                       13.3               16.7
WGBH                               2.3                0.1
Marshall                           2.6                2.7
AVMA                               1.8                0.4
All other                          9.9                7.3

The Company holds a non-exclusive publishing license with Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). The license will be effective through December, 2008. The license provides for the Studio Mouse imprint to publish certain novelty book and audio CD formats for distribution into the United States, certain of its Possessions and Territories, Canada, and these titles may also be sold in the United Kingdom, Russia, South Africa and many select countries throughout Asia, the Middle East, Western and

Eastern Europe, Latin America, and the Caribbean, with more countries pending approval. The agreement includes a 3 year distribution period for an expanded line of novelty book and audio CD's with an educational editorial platform. The licensed characters include core properties such as Disney Princess and Winnie-the-Pooh, selected Disney Channel shows, as well as feature films including Disney-Pixar titles such as "Finding Nemo" and "Cars" as well as Disney's own animation releases such as "Chicken Little." The license also includes Spanish language and bilingual rights for distribution in North America and Spain.

The material published is targeted to a preschool through early elementary school audience and contains early childhood developmental and educational content utilizing popular Disney characters. Since the inception of the license the Company has published over 80 Disney-branded titles in English and Spanish. For the fiscal year ended March 31, 2006 sales of Disney-licensed product represented 70.1% of total sales. In the fiscal year ended March 31, 2005 sales of Disney-licensed product represented 72.8% of total sales. The Disney license requires royalties to be paid.

The Company holds an exclusive license from the Smithsonian Institution to create Smithsonian licensed titles through September 30, 2007, in connection with the sale of educational kits, under the Soundprints imprint, containing realistic wildlife plush toys, storybooks, and audiocassettes or compact discs or some combination thereof. For the fiscal year ended March 31, 2006 sales of Smithsonian-licensed product represented 13.3% of total sales. For the fiscal year ended March 31, 2005 sales of Smithsonian-licensed product represented 16.7% of total sales. The Smithsonian license requires royalties to be paid.

In spring 2006, the Company launched a new series with the Smithsonian, entitled "American Favorites", featuring classic American songs such as "Take Me Out to the Ballgame," "Grand Old Flag," and the "Star-Spangled Banner." This series includes a carefully illustrated version of the song, the song's lyrics and material covering the song's history. The titles are presented with an audio CD including a read-along, sound effects and music.

In the spring of 2004, Soundprints introduced a new series in collaboration with the American Veterinary Medical Association (AVMA). This series focuses on popular pets and domestic animals. The stories reinforce responsible pet ownership and proper pet care via charming and interesting tales. The series includes animals in high interest situations such as a firehouse Dalmatian and a German Shepard police dog. The series includes paperback books, audio CDs and plush. Sales of AVMA-licensed product represented 1.8% of sales for the year ended March 31, 2006. Sales for the year ended March 31, 2005 were less than 1% of sales.

In the spring of 2006, in a continuing effort to focus on the preschool "edutainment" market, Soundprints introduced a series of storybooks under its license from WGBH Educational Foundation for the Peep and the Big Wide World television series airing as part of the Ready, Set, Learn programming block on The Learning Channel and Discovery Kids weekdays in the United States and on assorted channels worldwide. These titles focus on gentle science and scientific concepts for preschoolers and incorporate the Company's patent-pending CD storage format. Sales of Peep products got off to a disappointing start though the Company is encouraged by the sales increase in the fiscal year ended March 31, 2006.

Soundprints also introduced a new, updated proprietary Mother Goose property and board book collection. With all new artwork, lyrics and audio tracks, these compilations of best-loved songs and rhymes focus on the development of early audio, visual and fine motor skills in toddlers and preschoolers.

In February of 2006, the Company announced its agreement with Sesame Workshop to create books and novelty books with audio compact discs featuring characters from television's Sesame Street, Elmo's World and Sesame Beginnings for release beginning in fall of 2006.

Formats

The Company has developed several unique proprietary formats that are utilized in conjunction with its different licenses. Below is a summary of some of the Company's different formats and a sampling of the licensed properties that are combined with these formats:

         o In the fall of 2003, Studio Mouse introduced a unique format in which the cover or packaging holds a CD storage compartment. For this format, a patent application has been filed. The Company has used this format with all of its major licenses.

         o In the fall of 2005, the Company introduced a new novelty "edutainment" format combining books, plush and magnets. The format was utilized to create early learning titles featuring the characters from Peep and the Big Wide World to help children learn about Colors, Shapes, Opposites and Nature.

         o Also in this season, the Company introduced a new format called "Trace & Learn" involving the use of textures and effects to provide children with a physical experience while learning about the alphabet, numbers, shapes and punctuation. This format currently features Disney's Winnie-the-Pooh, Disney-Pixar characters and Disney's Chicken Little.

         o In the fall of 2005 and Spring of 2006 the Company continued to expand its title offering in its successful Bitsy Board Book Travel Pack format, which has sold well over 1,000,000 copies in various titles in the last 3 years. The Company introduced new titles featuring "JoJo's Circus" from the Disney Channel television series and Smithsonian-licensed dinosaurs.

         o In the spring of 2006, the Company introduced two new novelty "edutainment" formats:

                  o The Learn & Carry features four 20-page board books, a carrying case and audio CD in a reusable patented CD tray. This format was introduced with titles featuring Disney Princess, Peep and the Big Wide World, as well as the Company's proprietary Mother Goose Counting Rhymes and At the Farm properties.

                  o The Zip & Carry features a 36 page board book and CD storage pocket with a handle and zippered closure. The Company is filing a patent application for this design, and the format was introduced to the market with Disney's Winnie-the Pooh and Disney Princess titles.

         o The Company will launch its Sesame Workshop licensed publishing program with three new formats including the Learn & Carry four book and CD set, the Learn-in-a-Flash book, CD and learning card set, and the Zip & Carry zippered board book and CD set, a format for which the Company is filing a patent application.

         o Other novelty formats introduced over the last two years include a six-book set, a slip-cased packaged set carrying two and three padded board books and a "poster with stickers" padded board book.

The Company introduced 52 new titles in fiscal 2006, 34 in fiscal 2005, and has plans to expand new introductions in future years.

Marketing and Sales
-------------------

The Company's products are sold both nationally and internationally to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and approximately 100 independent commissioned sales representatives. The Company historically mailed a catalog directly to consumers, schools, and libraries. This was discontinued in 2005 as a result of poor results.

A Vice President - Sales, Assistant Sales Manager, and a mass merchandizing sales consultant call on mass merchandizers and non-returnable specialty book accounts such as Target, Costco, T.J. Maxx, Wal-Mart and Burlington Coat Factory. They also handle direct sales to international accounts.

Manufacturing and Product Design
--------------------------------

Plush and toy product designs are executed with the Company's oversight by overseas contractors. Storybooks are created by freelance authors and illustrators working under the direction of and in conjunction with the Company's editorial and graphic design staff. Audio is produced by award-winning sound designers overseen by the Company's editorial department.

The Company produces the majority of its products by sub-contracting with independent stuffed toy factories, compact disc duplicators and printing plants located in Asia. Toys purchased during the year were purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. Books and audio are procured from multiple vendors in China, India and Singapore. The Company co-copyrights with the Smithsonian Institution the design of each Smithsonian toy; the design of each Disney toy is owned by Disney. The designs of other stuffed toy products are proprietary to the Company. The Company does not own any of the Disney-branded book and audio products, other than the basic copyrights to its musical compositions and its right to its patent-pending proprietary formats, as Disney retains all other content rights, and actively manages the release of new products. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere. Printers can also perform certain other functions such as receiving stuffed toys from the original manufacturer, creating and printing packaging, and labeling and repacking product combinations for volume orders for drop shipment directly to large customers. Audiocassettes are duplicated domestically. CD's are duplicated in Hong Kong, China and Singapore and shipped to the book printer to be inserted into the books. Substantially all purchases are in U.S. dollars.

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

Competition
-----------

Management believes the Company is the leading supplier of licensed educational books and audiobooks that are often packaged with realistic or licensed character plush toys. The Company is not aware of any direct competitors in this market although there are a small number of publishers who compete by combining plush toys with single titles of children's classic books or licensed sound books. Management believes that the Company's innovative approach to packaging audio CDs with educational novelty books also differentiates its products in the marketplace. The Company believes that its competitive advantages lie in its licenses with Disney, the Smithsonian Institution, Sesame Workshop and WGBH, its unique editorial genre, its innovative formats, its superior design, its creative approach to new product development and the perceived high quality of its products relative to the retail price.

However many publishers and distributors compete with the Company for sales. Many are larger and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products. It is possible that increased competition or improved performance by these competitors may reduce the Company's market share, profit margin and operating results.

The Company relies on selected distributors to gain access to key channels of trade such as retail book wholesalers and library distributors. The Company is dependent upon these resellers and as a result poor performance on their part can have an adverse impact on the Company's profit margin and operating results.

The Company's ability to design, manufacture, market and sell high quality, desirable products depends largely upon its ability to attract and retain highly skilled personnel, particularly in the product design, publishing and sales areas. The Company has continued to upgrade positions in editorial, sales and accounting to further improve the quality and distribution of its products and their value to the customer as well as the Company's operations as a whole. Inability to retain highly skilled individuals could impact the Company's financial performance.

Employees
---------

As of June 1, 2006 the Company had twenty-four full-time and four part-time employees, all in its Norwalk facility. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases a 27,000 square foot warehouse and administrative facility at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 50 miles northeast of New York City. This building is owned by a limited liability company with its principal being the Company's Chairman. A former Director and Officer and a current Board Member have a minority interest. The property was purchased and financed independently of the Company.

The Company signed a new three year lease, effective May 1, 2005. The lease holds the Company responsible for payment of taxes, insurance and utilities. The Company is evaluating outsourcing its distribution in the event that its facilities and labor pool are deemed inadequate for future requirements. Effective June 19, 2006, the Company sublet 1,800 square feet of warehouse space to another publisher under a 3 year lease.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the OTC Bulletin Board under the symbol "TRDY.OB." The price of the Company's Common Stock as of June 26, 2006 was $0.009 per share. The prices presented are bid quotations, as reported by the OTC Bulletin Board Market, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of March 31, 2006, there were 1,424 common stockholders of record; there were 1,421 as of May 31, 2006.

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

The Company writes down its inventories for estimated slow moving and obsolete goods based upon historical selling patterns, assumptions about future demand and market conditions. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the write-down required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and its reported operating results.

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

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005
-----------------------------------------------------------------------------

Results of Operations
---------------------

NET SALES.

Overview

Consolidated net sales for the year ended March 31, 2006 for the Company were $6,456,697 compared to $6,344,875 for the year ended March 31, 2005, an increase of $111,822, or 1.8%.

The Company's profit margin deteriorated from 50.9% in the prior year to 40.5% in the current year. Net income was $217,769 versus income of $266,744 for the prior year, a decrease of $48,975 or 18.4%. The gross profit erosion was due to increased emphasis by the Company to sell its products on a non-returnable basis; inherent in such a strategy is increased discounts in order to entice customers to commit to non-returnability.

For the year ended March 31, 2006, the increase in net sales versus the prior fiscal year was primarily attributed to the Company's proprietary Mother Goose property as well as from Peep, a license from WGBH. Proprietary Mother Goose product sales increased from less than 1.0% of sales to 5.6% of sales for the fiscal year ended March 31, 2006. Peep-licensed sales increased from less than 1.0% of sales to 2.3% in the fiscal year ended March 31, 2006. Offsetting these increases, Disney- and Smithsonian-licensed product decreased on a dollar and percentage basis in fiscal 2006. Sales of Disney-licensed product represented 70.1% of total sales versus 72.8% of total sales for the prior fiscal year. For the fiscal year ended March 31, 2006 sales of Smithsonian-licensed product represented 13.3% of total sales versus 16.7% of total sales for the fiscal year ended March 31, 2005.

For the year ended March 31, 2006, the following are the key sales channels that contributed to the overall increase in Company net sales versus the prior year. While the Company sells products on a returnable basis, products sold into the three sales channels listed below are sold on a non-returnable basis.


                            Sales increases, for the twelve
                                months ended March 31,
                             ---------------------------
 Sales channel                    2006           2005        Variance       % change
-------------------          ------------   ------------   ------------   ------------
Direct-to-consumer
Book Distributors            $  1,295,472   $    293,398   $  1,002,074          341.5%

International
Direct-to-consumer
Book Distributors            $    536,811   $     56,252   $    480,559          854.3%

International
Mass Market Dist             $    652,806   $    194,945   $    457,861          234.7%


Sales to direct-to-consumer book distributors increased 341.5.0% or $1,002,074 from $293,398 in the prior fiscal year to $1,295,472 in the current fiscal year. This increase was primarily a result of a roll out of several Disney titles that tested favorably in display market tests by two key customers in this division.

Sales to international direct-to-consumer book distributors increased 854.3% or $480,559 from $56,252 in fiscal year 2005 to $536,811 this year. These sales were the result of a one time authorization by Disney to allow the sale of its products to two display marketers in the United Kingdom as well as increasing sales to key accounts in the United Arab Emirates.

Sales to international mass market distributors increased 234.7% from $194,945 to $652,806, an increase of $457,861. This increase was the result of an increasingly strong ongoing commitment by the Disney licensee in Latin America to distribute the Company's Disney-licensed products which are packaged by the Company to this distributor in Spanish language editions.

Other channels of trade experiencing sales increases include domestic non-returnable discount retailers, international mass marketers and international trade book distributors. All three channels of trade are results of the Company's efforts to emphasize non-returnable sales as a key part of on-going business.

The following are the key sales channels that experienced decreased sales for the year ended March 31, 2006 versus the prior year. The Company sells products on a returnable basis to the below channels of trade and as such, sales shown are net of provisions for returns.


                          Sales decreases, net of provisions
                             for returns, for the twelve
                               months ended March 31,
                             ---------------------------
 Sales channel                    2006           2005        Variance       % change
-------------------          ------------   ------------   ------------   ------------
Domestic Warehouse
Club Distributors            $    834,820   $  1,939,305   $ (1,104,485)         (56.9%)

Canadian Book
Distributors                 $    183,082   $    557,784   $   (374,702)         (67.2%)

Mass Market
Distributors                 $    401,471   $    719,718   $   (318,247)         (44.2%)

Domestic warehouse club distributor sales experienced a 56.9% decline or $1,104,485 for the current fiscal year versus a year ago. In fiscal year 2006, the Company had few new formats, a deficiency which has been addressed with the introduction of three novel formats in fiscal year 2007. Another reason for softer sales in the warehouse club category are fewer orders from one major warehouse club, who has changed its display fixtures which may have had a negative impact on their children's book sales. Also, this club moved a significant number of club outlets to a new distributor, who has failed to purchase at the frequency of the Company's current warehouse Club distributor. Management is working with customers to ensure that future orders approximate anticipated demand based on prior sell through experience.

Canadian book distributor sales declined 67.2% for the fiscal year ended March 31, 2006 versus the prior fiscal year. The exclusive distributor reduced its current year purchases as a result of their unfavorable experience with product defects on an important format. It is believed that all returns of this format have been accounted for and that growth from this distributor will resume in the coming fiscal year. The Company has reduced payables to the vendor responsible for the defective product in question.

Other channels of trade experienced decreased sales including school and library distributors, book retailers, and book distributors.

COST OF SALES.

The Company's cost of sales for the year ended March 31, 2006 increased $727,083 from $3,116,899 in the prior year to $3,843,982 in the current year, an increase of 23.3%. Cost of sales as a percentage of net sales increased from 49.1% to 59.5% in the current year or 10.1 percentage points. As a percentage of net sales, direct product costs (cost of goods excluding overhead and miscellaneous costs) increased from 32.6% to 43.5% or 10.9 percentage points. An increase in non-returnable sales as relates to the overall product mix lead to the reduced margin.

Total warehouse, miscellaneous and product development costs remained relatively flat as a percentage of sales.

GROSS PROFIT.

The resulting gross profit for the year ended March 31, 2006 decreased 19.1% to $2,612,715 versus the prior year's gross profit of $3,227,976. Gross margin decreased from 50.9% in the prior year to 40.5% for the year ended March 31, 2005.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

The Company's selling, general, and administrative costs decreased $364,932 to $2,566,172 for the year ended March 31, 2006, a decrease of 12.5% on a 1.8% increase in net sales. As a percentage of net sales, selling, general and administrative expenses decreased to 39.7% of net sales from 46.2% of net sales in the prior year.

A shift in the sales mix to properties, territories and customers with lower royalty implications for the fiscal year ended March 31, 2006 resulted in a decrease in royalty expenses of $299,131 to $697,852, a 30.0% decrease from $996,980 in the prior year. Decreased sales-related costs including commissions, catalog expense as well as a significant decline in legal expenses also contributed to lower selling and administrative costs for the current fiscal year. Other lower expenses included Outside Services to include investment advisory fees and Provision for Bad Debts whose expense reduction was a combined total of $107,182.

INCOME FROM OPERATIONS.

The resulting income from operations for the year ended March 31, 2006 was $46,543 versus income of $296,872 for the prior year, a decline of 84.3%. As a percentage of net sales, the income from operations was 0.7% for the current year versus 4.7% for the prior year.

INTEREST EXPENSE.

Interest expense (net) for the year ended March 31, 2006 increased as a result of higher interest rates on shareholder and bank loans.

ROYALTY INCOME.

Royalty income (net) for the year ended March 31, 200 was $23,457 versus $31,586 for the prior year. The decrease is a result of reduced subsidiary rights royalty earnings from international and domestic subsidiary rights customers. The Company forecasts that this trend is reversing in fiscal 2007.

OTHER INCOME/EXPENSE.

Other income was lower in the current fiscal year as a result of decreased gains on foreign exchange versus the prior year. Fiscal year 2005's income was also partially attributable to a one-time gain related to the reduction of an obligation due to non-performance.

On June 13, 2006 the Company executed a Mutual General Release with Chart Studio for settlement of the alleged $444,852 indebtedness that was going to be due to Chart Studio on August 20, 2007. As of March 31, 2006 the accrued debt due to Chart Studio was $371,819. Under the terms of the Mutual Release, the Company extinguished $291,819 of the debt due to Chart Studio and is required to pay to Chart Studio $80,000 in four installments:

NET INCOME. As a result of the items discussed above, the Company's net income for the year ended March 31, 2006 was $217,769 compared to a net income of $266,744 for the comparable prior fiscal year. Net margin for the current year was 3.4%.

Impact of New Accounting Pronouncements
---------------------------------------

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which supersedes Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects of the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial statements.


Liquidity and Capital Resources
                                            For the years
                                            ended March 31,
                                       ---------------------------
 Sales channel                              2006           2005        Variance       % change
-------------------                    ------------   ------------   ------------   ------------

Net assets (deficiency)                $ (1,031,022)  $ (1,364,682)  $    333,660           24.4%

Working capital (deficiency)               (168,413)       (21,086)      (147,327)         698.7%

Accounts payable and  accrued
expenses                                  1,833,016      1,220,948       (612,068)          50.1%

Royalties and commissions payable           280,038        391,343       (111,305)         (28.4%)

Accounts receivable                       1,418,276        964,842        453,434           46.9%

Although the Company continues to suffer from a deficiency in net assets, the Company's financial health has improved versus the past several years. At March 31, 2006 the Company had a deficiency of net assets of $1,031,022 versus a deficiency at March 31, 2005 of $1,364,682. Working capital declined $147,327 from a deficiency of $21,086 at March 31, 2005 to a deficiency of $168,413 in the current year.

Accounts payable and accrued expenses increased $612,068 versus the prior year from $1,220,948 to $1,833,016 at March 31, 2006 mostly as a result of increased product purchases. Royalties and commissions payable decreased 28.4% to $280,038 at March 31, 2006 versus the prior year. This was primarily attributable to the royalties due based on the current fiscal year's sales mix.

Accounts receivable increased $453,434 from $964,842 to $1,418,276 as a result of sales to new customers, the timing of orders and shipments.

Expected cash flows from operations supplemented by available lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving credit facility if revenue growth is to be maintained. The Company continues to explore outside funding options in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities and publication initiatives. It is believed a strategic or private equity investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition. The Company continues its engagement with the Delta Capital Group, LLC which provides assistance in seeking and securing financing while exploring the Company's strategic options.

On November 23, 2005 the Company received a $160,000 3-month term note from one of its lending institutions to bridge short-term requirements. The note is secured by all of the assets of the Company, a mortgage on the Company's premises, a personal guarantee of a principal shareholder and a limited guarantee of another principal shareholder. As of June 27 2006, the Company made arrangements with its bank to combine $100,000 of this note into the Company's credit line. The Company is planning to pay off the remaining $60,000 due on the note.

As of June 26, 2006, the balance on the Company's revolving line of credit was $395,000 out of $750,000 available. Subsequent to March 31, 2006 the Company received an increase in its credit line to $850,000. As of March 31, 2005 the balance on the Company's revolving line of credit was $357,000 out of $750,000 available to the Company.

As of June 29, 2006 the Company's backlog was approximately $1,925,000.

On February 8, 2006, the Company announced that it had executed a binding letter agreement with Disney for the renewal of its non-exclusive book and audio CD license. The Company and Disney are operating under this interim binding agreement which will be superceded by the final definitive agreement as soon as it is executed.

On February 10, 2006, the Company announced that it had reached an agreement in principle with Sesame Workshop, the nonprofit educational organization behind Sesame Street, for a new publishing license focusing on book and audio CD formats.

On June 13, 2006 the Company executed a Mutual General Release with Chart Studio for settlement of the alleged $444,852 indebtedness that was going to be due to Chart Studio on August 20, 2007. As of March 31, 2006 the accrued debt due to Chart Studio was $371,819. Under the terms of the Mutual Release, the Company extinguished $291,819 of the debt due to Chart Studio and is required to pay to Chart Studio $80,000 in four installments:

As a result of the Mutual Release, the Company and Chart Studio agreed to extinguish any and all debts or obligations between them which existed on or before June 1, 2006. The Company recognized the $291,819 extinguishment at March 31, 2006.

For the year ended March 31, 2006 the principal shareholder/Chairman of the Board (William W. Burnham, also currently serving as Director of Corporate Development) was repaid approximately $110,897 relating to pre-existing loans. Subsequent to March 31, 2006, Mr. Burnham was repaid approximately $22,366 relating to pre-existing loans.

Effective April 1, 2005, Mr. Burnham entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the year was approximately $22,730. For the year ended March 31, 2006, the Company recognized the difference between the fair market value of his services and his salary. This was an expense of $98,833 and was recorded as a contribution to capital.

While the Company has been able to negotiate favorable interest rates on $1,305,758 in loans from two principal shareholder/officers due May 1, 2007, there is no guarantee this will continue when these loans are renegotiated at maturity. Subsequent to year end the two principal shareholder/officers were granted the right to convert their outstanding loans and accrued interest to equity on or before July 15, 2006.

ITEM 7.   FINANCIAL STATEMENTS

                                Trudy Corporation

                                Financial Report

                                 March 31, 2006

                                    Contents

Report of Independent Registered Public Accounting Firm.....................18

Consolidated Balance Sheet .................................................19

Consolidated Statements of Operations ......................................20

Consolidated Statements of Shareholders' Deficit ...........................21

Consolidated Statements of Cash Flows ......................................22

Notes to Financial Statements ..............................................23

             Report of Independent Registered Public Accounting Firm

To The Shareholders
Trudy Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheet of Trudy Corporation as of March 31, 2006, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

                                 Dworken, Hillman, LaMorte & Sterczala, P.C.

June 8, 2006
Shelton, Connecticut

                                Trudy Corporation
                           Consolidated Balance Sheet
                                 March 31, 2006

Assets

Current assets
  Cash and cash equivalents                           $     10,461
  Accounts receivable, net                               1,418,276
  Inventory, net                                         1,667,297
  Prepaid expenses and other current assets                 92,610
                                                      ------------

    Total current assets                                 3,188,644

  Equipment, net                                            21,935
  Royalty advances, net                                    192,545
  Prepublication costs and other assets, net               531,165
                                                      ------------

    Total other assets                                     745,645
                                                      ------------

    Total assets                                      $  3,934,289
                                                      ============

Liabilities and shareholders' deficit

Current liabilities
  Notes payable - Bank                                $  1,160,485
  Current portion, long term debt                           83,518
  Accounts payable and accrued expenses                  1,833,016
  Royalties and commissions payable                        280,038
                                                      ------------

    Total current liabilities                            3,357,057

Long term liabilities
  Long term debt, net of current portion                 1,608,254
                                                      ------------

Total long term liabilities                              1,608,254
                                                      ------------

Total liabilities                                        4,965,311

Commitments

Shareholders' deficit
Common stock - par value
$0.0001, authorized 850,000,000                             45,874
Paid-in capital                                          5,383,384
Accumulated deficit                                     (6,460,280)
                                                      ------------

Total shareholders' deficit                             (1,031,022)
                                                      ------------

Total liabilities and shareholders' deficit           $  3,934,289
                                                      ============


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                        Trudy Corporation and Subsidiary
                      Consolidated Statements of Operations

                                                        12 Months ended March 31,
                                                      ------------------------------
                                                           2006             2005
                                                      -------------    -------------
Net sales                                             $   6,456,697    $   6,344,875

Cost of sales                                             3,843,982        3,116,899
                                                      -------------    -------------

Gross profit                                              2,612,715        3,227,976

Operating expenses
  Selling, general and administrative                     2,566,172        2,931,104
                                                      -------------    -------------

Income from operations                                       46,543          296,872

Other income (expense)

  Interest, net                                            (168,290)        (148,364)
  Royalties, net                                             23,457           31,586
  Other income                                               24,240          100,689
  Gain on debt extinguishment                               291,819               --
                                                      -------------    -------------

Total other income/expense, net                             171,226          (16,089)
                                                      -------------    -------------

Earnings Before Minority Interest:                          217,769          280,783

  Minority interest expense                                      --          (14,039)
                                                      -------------    -------------

    Net income                                        $     217,769    $     266,744
                                                      =============    =============

Basic and diluted net income per share                $          --    $          --
                                                      =============    =============

Weighted average number of shares outstanding           457,739,536      442,496,616
                                                      =============    =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                                Trudy Corporation
                 Consolidated Statement of Shareholders' Deficit


                                              Common Stock                  Additional                                 Total
                                  -----------------------------------        Paid-in           Accumulated         Shareholders'
                                       Shares              Amount            Capital             Deficit              Deficit
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Balance at April 1, 2004              442,460,249     $        44,246     $     5,098,917     $    (6,944,793)    $    (1,801,630)

Common stock                           13,273,808               1,328              63,126                  --              64,454

Contributed compensation                       --                  --             105,750                  --             105,750

Net income                                     --                  --                  --             266,744             266,744

                                  ---------------     ---------------     ---------------     ---------------     ---------------
Balance at March 31, 2005             455,734,057              45,574           5,267,793          (6,678,049)         (1,364,682)
                                  ===============     ===============     ===============     ===============     ===============

Contributed compensation                       --                  --              98,833                  --              98,833

Board compensation                      3,000,000                 300              16,758                  --              17,058

Net income                                     --                  --                  --             217,769             217,769

                                  ---------------     ---------------     ---------------     ---------------     ---------------
Balance at March 31, 2006             458,734,057     $        45,874     $     5,383,384     $    (6,460,280)    $    (1,031,022)
                                  ===============     ===============     ===============     ===============     ===============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                                Trudy Corporation
                      Consolidated Statements of Cash Flows

                                                                             For the Twelve Months
                                                                                 Ended March 31,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
Cash Flows From Operating Activities
Net income                                                                $    217,769    $    266,744
Adjustments to reconcile net income to net cash provided
by / (used in) operating activities:
  Depreciation                                                                  22,787          31,434
  Amortization of pre-publication costs                                        269,386          91,215
  Provision for losses on accounts receivable                                   (5,762)         24,806
  Provision for promotional allowance                                          (15,243)              0
  Provision for slow moving inventory                                                0         115,456
  Provision for sales returns                                                  290,413        (103,802)
  Contributed compensation                                                      98,833         105,750
  Board Stock Grants                                                            17,058               0
  Imputed interest on long-term loan                                            20,276          25,325
  Gain on debt extinguishment                                                 (291,819)              0

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                                  (722,842)       (165,477)
  Decrease (Increase) in inventories                                          (503,604)       (141,358)
  (Increase) Decrease in prepaid expenses and other current assets              87,340          25,997
  Increase (Decrease) in accounts payable and accrued expenses                 575,969         375,008
  Increase (Decrease) in royalties and commissions payable                     (75,206)        133,070
                                                                          ------------    ------------
Net cash provided /(used) by operating activities                              (14,645)        784,168

Investing activities:
  Purchases of property and equipment                                          (13,734)         (7,174)
  Pre-publication and royalty advances                                        (258,353)       (207,065)
                                                                          ------------    ------------
Net cash used by investing activities                                         (272,087)       (214,239)

Financing activities:
  Net change in note payable, bank                                             444,001        (449,588)
  Repayments to related parties                                               (179,250)       (137,152)
                                                                          ------------    ------------
Net cash provided/(used) by financing activities                               264,751        (586,740)
                                                                          ------------    ------------

Net decrease in cash and cash equivalents                                      (21,981)        (16,811)
Cash and cash equivalents at beginning of period                                32,442          49,253
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                      10,461          32,442
                                                                          ============    ============

Cash paid for interest                                                    $    110,269    $     94,277
Cash paid for income taxes                                                $         --    $         --

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

Stock-Based Compensation

The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" and has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, to the extent that the exercise price of the Company's employee stock options equals management's estimate of the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

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

Advertising expense related to catalogs and brochures was $36,255 and $108,015 for the twelve month periods ended March 31, 2006 and 2005, respectively.

Other advertising expense was $4,195 and $3,569 for the twelve month periods ended March 31, 2006 and 2005, respectively.

2. Inventories

Inventories consist of the following:


         Raw Materials                                            $     39,987
         Finished Goods                                              1,947,310
         Reserve for Obsolescence                                     (320,000)
                                                                  ------------
         Inventory                                                $  1,667,297
                                                                  ============

3. Equipment

Equipment consists of the following:

         Machinery, equipment and dies                            $      8,510
         Furniture and fixtures                                         33,745
         Computer Software and Hardware                                 28,341
         Accumulated depreciation                                      (48,661)
                                                                  ------------
         Equipment                                                $     21,935
                                                                  ============

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

         Accounts payable                                         $  1,683,640
         Payroll, bonus and related taxes                               36,099
         Other (Principally Interest)                                  113,277
                                                                  ------------
                         Total                                    $  1,833,016
                                                                  ============

5.  Notes Payable, Bank

Notes payable, banks includes the following:

         A revolving line of credit totaling $750,000 due on
         demand. Interest is payable monthly equal to the Wall
         Street Journal reported prime rate plus 1.5%. Borrowings
         are subject to a borrowing base equal to 80% of eligible
         accounts receivable. The note is also secured by all of
         the assets of the Company, a mortgage on the Company's
         premises, a personal guarantee of a principal
         shareholder (William W. Burnham, Chairman of the Board)
         and a limited guarantee of another principal
         shareholder. See note 15, Subsequent Events.              $    357,000

         Note payable, Bank. Interest is payable at maturity
         equal to the Wall Street Journal reported prime rate
         plus 1.0% The note is secured by all of the assets of
         the Company, a mortgage on the Company's premises, a
         personal guarantee of a principal shareholder (William
         W. Burnham, Chairman of the Board) and a limited
         guarantee of another principal shareholder. As of June
         27 2006, the Company made arrangements with its bank to
         combine $100,000 of this note into the Company's credit
         line. The Company is planning to pay off the remaining
         $60,000 due on the note. See note 15, Subsequent Events.       160,000

         Note payable, bank, due on demand. Interest is payable
         monthly at LIBOR plus 1%. The note is secured by a
         personal guarantee of a principal shareholder.                 643,485
                                                                   ------------
                      Total                                        $  1,160,485
                                                                   ============

6. Long term debt:

         Notes payable to a principal shareholder (William W.
         Burnham, Chairman of the Board) due May 2007. Interest
         is payable monthly at LIBOR plus 1%.                      $    851,758

         Notes payable to another principal shareholder, due May
         2007. Interest is payable at specified maturity dates at
         2.5% per annum.                                                454,000

         Note payable, bank, payable in monthly installments of
         $2,713 including interest at 7%. Balance due in February
         2009. The note is secured by all assets of the Company,
         a mortgage on the Company's premises, a personal
         guarantee of a principal shareholder (William W.
         Burnham, Chairman of the Board) and a limited guarantee
         of another principal shareholder.                              274,703

         Note payable, Chart Studio. See Note 7.                         80,000

         Note payable, affiliate, payable in monthly installments
         of $1,252.  The note is unsecured.                              31,311
                      Less current portion                              (83,518)
                                                                   ------------
                      Total                                        $  1,608,254
                                                                   ============

The scheduled principal payments on long term debt follow:

        Year ending March 31, 2007                                $     83,518
         Year ending March 31, 2008                                   1,360,217
         Year ending March 31, 2009                                     248,037
                                                                   ------------
                      Total                                        $  1,691,772
                                                                   ============

7. Debt Extinguishment

On June 13, 2006 the Company executed a Mutual General Release (the "Mutual Release") with Chart Studio for the alleged $444,852 indebtedness that was due to Chart Studio on August 20, 2007. As of March 31, 2006 the Company had accrued $371,819 of the total amount due August 20, 2007. Under the terms of the Mutual Release, Trudy is required to pay to Chart Studio $80,000 in aggregate, according to the below timeline:

         o        $25,000 payable June 13, 2006;
         o        $15,000 payable on or before December 31, 2006;
         o        $15,000 payable on or before March 31, 2007; and
         o        $25,000 payable on or before August 20, 2007;

As a result of the Mutual Release, the Company and Chart Studio agreed to extinguish any and all debts or obligations between them which existed on or before the date of the Mutual Release. The Company recognized the debt extinguishment of $291,819 at March 31, 2006.

8. Concentrations and Credit Risk

(a) Sales

                           Percentage of net sales for
                             12 months ended March 31,       Amounts in accounts
                        --------------------------------     receivable as of
                              2006               2005         March 31, 2006
                        ----------------------------------------------------
Customer 1                      12.9%               28.9%       $    618,050

Customer 2                       8.9                 7.5             322,620

Customer 3                       7.8                 6.6              46,496

Customer 4                       7.2                 4.3              81,240
                        ----------------------------------------------------
Total                           40.0%               47.3%       $  1,068,406
                        ====================================================

The Company sells certain goods under a license from Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). Disney-licensed product sales approximated 70.1% of net sales in the year ended March 31, 2006, and 72.8% in the year ended March 31, 2005.

The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian"). Sales with the Smithsonian imprint approximated 13.3% of net sales in the year ended March 31, 2006 and 16.7% in the year ended March 31, 2005.

(b) Cost of Sales

Product Type                      Number of Vendors used     Total Purchases
----------------------------------------------------------------------------
Book purchases                                        10        $  2,645,740
CD purchases                                           4             213,666
Toy purchases                                          1             192,309

The Company produces its products by sub-contracting with independent printing plants and toy factories located in Asia. In the fiscal year ended March 31, 2006, the company purchased 94% of its books from three vendors in China and one broker in the U.S. The Company has other qualified sources of supply from which it has purchased in the past.

As mentioned above, books are also purchased from a U.S. company which subcontracts production to various printers in Asia. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally in the United States and CDs are primarily duplicated in Singapore and China although domestic duplication is available. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere.

9. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $90,398 and $63,000 for the twelve months ended March 31, 2006 and 2005, respectively. See Note 14.

The Company has borrowings from related parties of $1,337,069. The terms of these notes can be found in Note 7 to the financial statements. Interest to related parties totaled $38,067 and $12,056 for the twelve months ended March 31, 2006 and 2005, respectively. Repayments to related parties totaled $166,063 for the twelve months ended March 31, 2006. Subsequent to March 31, 2006 the Company repaid an additional $26,123 of these borrowings.

Effective August 1, 2005 Mr. Burnham entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the year ended March 31, 2006 was approximately $22,730. For the year ended March 31, 2006, the Company recognized the difference between the fair market value of his services and his salary. This was an expense of $98,833 and was recorded as a contribution to capital.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company's investment advisor. Delta Capital Group received fees in the amount of $46,000 and $48,000 from the Company in fiscal years 2006 and 2005, respectively.

10. Income Taxes


The components of income tax (benefit) are as follows:

                                                        2006                          2005
                                            ---------------------------   ---------------------------
                                               Current       Deferred        Current      Deferred
                                            ------------   ------------   ------------   ------------
Income tax expense before application
Of operating loss carryforwards             $     87,100                  $    136,300

Income tax expense (benefit) of operating
Loss carryforwards                               (87,100)        87,100       (136,300)       136,300

Change in valuation allowance                          0        (87,100)             0       (136,300)
                                            ------------   ------------   ------------   ------------
Income tax expense (benefit)                $          0   $          0   $          0   $          0
                                            ============   ============   ============   ============

The following table reconciles the Company's effective income tax rate on income before income taxes to the Federal Statutory rate for the years ended March 31, 2006 and 2005:

                                                       2006            2005
                                                   ------------    ------------
  Federal statutory rate                                     34%             34%

                                                   ------------    ------------
  Effect of:
  Utilization of operating loss carryforward                -34%            -34%
                                                   ------------    ------------

                                                              0%              0%
                                                   ============    ============

The deferred taxes are comprised of the following at March 31, 2006:


  Net operating loss carryforwards                                 $  1,550,000

  Reserves and allowances                                               486,000
                                                                   ------------

  Total deferred tax assets                                           2,036,000
  Less valuation allowance                                           (2,036,000)
                                                                   ------------

   Net deferred tax assets                                         $          0
                                                                   ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of March 31, 2006, the Company has a net operating loss carryforward of approximately $4.5 million for federal income tax purposes which expire at various dates through 2024. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

11. Stock-Based Compensation

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management's sole discretion.

12. Benefit Plan

The Company has adopted a 401(k) Retirement Plan, which covers substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent on the first 3 percent of employee contributions. The Company made approximately $19,747 and $10,800 in matching contributions to the Plan in 2006, and 2005, respectively. Matching contributions increased as a result of increased plan participation and an increase in individual contributions.

13. Supplemental Disclosure of Cash Flow information

(a)      Schedule of non-cash financing activities

During fiscal year 2006 the Company issued 3,000,000 shares of common stock to 4 Directors for compensation in the amount of $17,058.

14. Commitments

(a)      Commitments


The Company leases its building and another item under a non-cancelable short-term operating lease from a limited liability company owned by the Company's President and shareholder, a current Board member, and a former Director and Officer. Other items are also leased under non-cancelable operating leases from third parties.

The Company has subleased part of its warehouse space at a rental of $1,600 per month expiring in June 2009.

Future minimum payments and sublease receivables under non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2006:

           Period                               Lease             Sublease
    ------------------------------------------------------------------------
    2007                                    $    117,883        $     15,200
    2008                                         117,883              19,200
    2009                                          12,638              19,200
                                            --------------------------------
    Total minimum lease payments            $    248,404        $     53,600
                                            ================================

Rent expense was $90,398 and $63,000 for the years 2006 and 2005, respectively.

(b) Royalties


On November 11, 2005 the Company entered into an amendment to the Smithsonian license agreement. The license term is through September 30, 2007. Minimum remaining royalty amounts are as follows:


           Period                                                  Amount
    ------------------------------------------------------------------------
    October 1, 2005 - September 30, 2006                              97,500
    October 1, 2006 - September 30, 2007                             230,000
                                                                ------------
              Total                                             $    327,500
                                                                ------------

(c) Contingencies

As of March 31, 2006 the Company had a letter of credit of $500,000 related to the Disney license.

15. Subsequent Events

(a)      Annual Board Meeting

         The following is a summary of significant events from the Company's Board Meeting, held June 19, 2006 at the Company's offices.

         1. Mr. Peter D. Nalle submitted his resignation, effective June 19, 2006, from the Board of Directors. Mr. Nalle served as a director of the Company for ten years having been elected to the Board in 1996. Mr. Nalle continues his work as a private investor and business adviser. The Board moved to fill the vacancy left by the departure of Mr. Nalle and elected Mr. Bradford Mead, President of Delta Capital Group, Inc, the Company's investment advisor, to the Board of Directors. Please see Part III Item 9 for more details.

         2. Ms. Ashley C. Andersen was appointed to the position of Acting Chief Financial Officer, also effective June 19, 2006.

         3. The Board of Directors authorized and approved a proposed conversion by Mr. William W. Burnham and Mrs. Alice B. Burnham of their loans to the Company, plus accrued interest, into shares of Common Stock of the Company. The Board provided the Burnhams with a deadline of July 15, 2006 by which to elect such conversion and the Burnhams have informed the Company prior to such deadline that they wish to make such conversion.

                  The Independent Committee of the Board of Directors was charged with formulating an opinion as to the price at which the Burnhams should be allowed to convert their loans and accrued interest to equity. In reaching its conclusion the Committee relied upon the following sources of information:

                  a. The Company's past financials, its current financial position, and an understanding of the Company's prospects for the coming fiscal year 2007;
                  b. Valuation information made generally available by the media and a number of business brokerage sources in the publishing industry;
                  c. Judgment based on many years' experience in the publishing industry;
                  d. A review of the average price of Trudy common stock over the past 30, 60 and 90 days;

                  Based upon a combination of the above items and reasonable judgment, the Independent Committee proposed that the Burnham loans and accrued interest be converted to Trudy Common Stock at a price of $0.01 per share.

                  The below table summarizes the loans and accrued interest that will be converted on or before July 15, 2006:


                                                                                Accrued
    Individual                     Position                          Debt       Interest       Total
------------------------------------------------------------------------------------------------------
Mr. William Burnham     Chairman of the Board, Director of
                        Corporate Development, principal
                        shareholder                               $  851,758   $   19,354   $  871,112

Mrs. Alice Burnham      Director, principal shareholder              454,000       99,501      553,501
                                                                  ------------------------------------
                               Total:                             $1,305,758   $  118,855   $1,424,613
                                                                  ====================================

         4. William W. Burnham will be paid a fee, quarterly, for his personal guarantees of the Company's debt. This guarantor fee will commence as of April 1, 2006.

         5. The Board authorized 1,900,000 shares of common stock to be granted to employees and Directors effective August 1, 2006.

(b)      Credit Line Renewal

         On June 27, 2006 the Company reached agreement with its Bank to extend and increase the Company's credit line. Significant terms are as follows:

         i. The Company's credit line: The current credit line will increase from $750,000 to $850,000;
         ii. The $160,000 term note: the Company made arrangements with its bank to combine $100,000 of this note into the Company's credit line. The Company is planning to pay off the remaining $60,000 due on the note.
         iii. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%;
         iv.      Term is 2 years from closing;
         v. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable;
         vi. The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board);

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the names and ages of all the directors and the executive officers of the Registrant and the positions and offices held by such persons as of June 26, 2006:

  Name                         Age      Position
  ----                         ---      --------
  William W. Burnham            64      Chairman of the Board of Directors,
                                        Director of Corporate Development

  Alice B. Burnham              58      Director

  Fred M. Filoon                63      Director

  Ashley C. Andersen            32      Chief Executive Officer, President,
                                        Acting Chief Financial Officer,
                                        Publisher, Director

  Patty Sullivan                48      Director

  Bradford Mead                 54      Director

William W. Burnham was President, Chief Executive Officer, and Chairman of the Board of Directors of the Company from 1979 to 2005 and served as Acting Chief Financial Officer from 2003 to June, 2006. In August 2005 the Board of Directors re-appointed Mr. Burnham to the positions of Chairman, and Director of Corporate Development. He served as Group Director of Marketing at PepsiCo, Inc. from 1976 to 1979. From 1972 to 1976, Mr. Burnham served as the Director of Advertising and Sales Promotion at Vlasic Foods. Mr. Burnham graduated from Trinity College and received an M.B.A. degree from Columbia University.

Alice B. Burnham has served as a director of the Company since 1994. As a major shareholder and wife of Mr. Burnham, she had long been familiar with the workings of the Company. Mrs. Burnham manages her own interior design business in New Canaan, Connecticut and is active in civic and professional affairs. Mrs. Burnham graduated from Briarcliff College.

Fred M. Filoon has served as a director of the Company since 1993. Mr. Filoon has over thirty years of experience in the investment and financial community having worked for Donaldson, Lufkin & Jenrette and Morgan Stanley. He is presently a partner with Cramer, Rosenthal & McGlynn, a private investment advisory firm in New York City. Mr. Filoon graduated from Bowdoin College.

Ashley C. Andersen has served as Executive Vice President since September 2002, and has been a member of the Board since June 2002. Ms. Andersen joined the Company in March 2000 as Associate Publisher. She was subsequently promoted to Publisher and again promoted to Executive Vice President. In August, 2005 the Board of Directors promoted Ashley C. Andersen to President, Chief Executive Officer and Publisher. In June 2006, Ms. Andersen was appointed Acting Chief Financial Officer by the Board of Directors. Ms. Andersen began her career in publishing in 1989 with Plymouth Press, Vergennes, VT and worked in the field for several years as an editor, graphic artist and art director. Ms. Andersen is a graduate of the University of Michigan School of Literature, Science and the Arts and the University of Michigan School of Education.

Patty Sullivan has served as a Director of the Company since February, 2004. Ms. Sullivan served as Executive Vice President and Publisher and Executive Vice President of Sales, Marketing, and Licensing at Golden Books from 1996 to 1999. She served as the Senior Vice President of Sales and Marketing at Random House from 1993-1995 (and was with the company in various positions for 12 years) and went on to be Senior Vice President and Publisher at Simon & Schuster, where she launched Nickelodeon Books in 1995. Ms. Sullivan has had her own successful consulting and licensing business for several years, with such clients as Scholastic, Barnes & Noble, Lamaze Books, the American Academy of Pediatrics, and Build-A-Bear Workshop. Ms. Sullivan attended Auburn University.

Mr. Bradford Mead was elected to the Board of Directors in June, 2006 to fill the Board seat vacated by Mr. Nalle. Mr. Mead is the President of Delta Capital Group, the largest New England investment banking firm dealing with companies doing less than $50 million in sales. Mr. Mead has served as Board advisor or interim CFO for over 150 manufacturing and service companies.

Mr. Mead founded Delta Capital Group in 1993 after selling his founding share of Baron Capital Group, a nationwide consulting and hospitality real estate firm he founded in 1984. Prior to Baron, Mr. Mead was Director of International Commercial Programs for the Grumman Aerospace Corporation in Bethpage, New York. Mr. Mead is a graduate of The Wharton School of The University of Pennsylvania.

The Company continues its engagement with the Delta Capital Group, LLC for assistance in seeking and securing financing while exploring the Company's strategic options. Please see Related Party Transactions, Note 9.

Section 16(A) Beneficial Ownership Reporting Compliance

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

Based solely on the Company's review of forms furnished to the Company, the Company believes that it is in compliance with all filing requirements with respect to the year ended March 31, 2006 applicable to the Company's executive officers, directors, and more than 10% shareholders.


ITEM 10.   EXECUTIVE COMPENSATION

                                                                                   2006                           2005
                                                                 ------------------------------------------  -------------
     Name                           Position                        Salary         Bonus           Total          Total
--------------------------------------------------------------------------------------------------------------------------
Ms. Ashley C. Andersen    CEO, President, Acting CFO,
                          Publisher, Director                    $    139,271   $         --   $    139,271   $    121,692

Mr. William W. Burnham    Chairman of the Board, Director
                          of Corp. Development                         29,330             --   $     29,330         27,969

Mr. John Sullivan         Vice President Sales, Officer               110,789          2,750        113,539        108,700

                                                                 ---------------------------------------------------------

         Total                                                   $     79,390   $      2,750   $    282,140   $    258,361
                                                                 =========================================================

During the year ended March 31, 2006, Ashley C. Andersen, the Chief Executive Officer, President, Acting Chief Financial Officer and Publisher, received compensation totaling $139,271. Mr. Sullivan, the Vice President - Sales received compensation totaling $110,789.

Effective April 1, 2005, Mr. Burnham entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the year was approximately $22,730. For the year ended March 31, 2006, the Company recognized the difference between the fair market value of his services salary. This was an expense of $98,833 and was recorded as a contribution to capital.

Stock Grants
------------

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management's sole discretion.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 31, 2006, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.


                                                    Common Stock                  Percent
Name                                             Beneficially Owned (1)           of Class
--------------------------------------------------------------------------------------------
William W. Burnham(2)(3)                                    102,386,000                 22.3%

Alice B. Burnham(2)(3)                                       73,270,000                 16.0%

Fred M. Filoon (3)                                           14,250,000                  3.1%

Peter D. Nalle (3)                                           14,250,000                  3.1%

Ashley C. Andersen (3)                                       33,273,808                  7.3%

John Sullivan (3)(4)                                         11,000,000                  2.4%

Patty Sullivan (3)(4)                                         1,500,000                  0.3%
                                                --------------------------------------------

All Directors and Officers as a group
(7 persons)                                                  249,929,808                54.5%
                                                =============================================

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

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $90,398 and $63,000 for the twelve months ended March 31, 2006 and 2005, respectively.

The Company has borrowings from related parties of $1,337,069. The terms of these notes can be found in Note 7 to the financial statements. Interest to related parties totaled $38,067 and $12,056 for the twelve months ended March 31, 2006 and 2005, respectively. Repayments to related parties totaled $166,063 for the twelve months ended March 31, 2006. Subsequent to March 31, 2006 the Company repaid an additional $26,123 of these borrowings.

Effective August 1, 2005 Mr. Burnham entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the year ended March 31, 2006 was approximately $22,730. For the year ended March 31, 2006, the Company recognized the difference between the fair market value of his services and his salary. This was an expense of $98,833 and was recorded as a contribution to capital.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company's investment advisor. Delta Capital Group received fees in the amount of $46,000 and $48,000 from the Company in fiscal years 2006 and 2005, respectively.

ITEM 13.  EXHIBITS

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

ITEM 14. Principal Accounting Fees and Services

                                                2006                 2005
                                            --------------------------------

Audit fees                                  $     65,500        $     61,000
Audit related fees                                    --                  --
Tax fees                                           4,500               5,000
All other fees                                        --                  --
                                            --------------------------------
         Total fees                         $     70,000        $     66,000
                                            ================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRUDY CORPORATION
(Registrant)


By:  /s/ WILLIAM W. BURNHAM
     -----------------------------------------
     William W. Burnham, Chairman of the Board

Dated: June 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                         Date

/s/ WILLIAM W. BURNHAM            Chairman of the Board            June 30, 2006
---------------------------       Director of Corporate
William W. Burnham                Development


/s/ ASHLEY C. ANDERSEN            Chief Executive Officer,         June 30, 2006
---------------------------       President, Acting Chief
Ashley C. Andersen                Financial Officer, Director


/s/ ALICE B. BURNHAM              Director                         June 30, 2006
---------------------------
Alice B. Burnham


/s/ BRADFORD MEAD                 Director                         June 30, 2006
---------------------------
Bradford Mead


/s/ FRED M. FILOON                Director                         June 30, 2006
---------------------------
Fred M. Filoon


/s/ PATTY SULLIVAN                Director                         June 30, 2006
---------------------------
Patty Sullivan