Form 10QSB
period 2006-06-30
TRUDY CORP
filed 2006-08-17
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2006


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


                              SHARES OUTSTANDING AT
                                 August 17, 2006
                Common Stock, $.0001 par value: 599,966,330shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheet - June 30, 2006 (unaudited)                  3

    Consolidated Statements of Operations (unaudited) for the three
                months ended June 30, 2006 and June 30, 2005 (unaudited)    4

    Consolidated Statements of Cash Flows (unaudited) for the three
                months ended June 30, 2006 and June 30, 2005 (unaudited)    5

    Consolidated Statement of Shareholders' Deficit (unaudited) from
                April 1, 2006 through June 30, 2006                         6

    Notes to Financial Statements (unaudited)                               7

Item 2. Management's Discussion and Analysis                               17


                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                  26

Item 2. Changes in Securities                                              26

Item 3. Defaults upon Senior Securities                                    27

Item 4. Submission of Matters to a Vote of Security Holders                27

Item 5. Other Information                                                  27

Item 6. Exhibits and Reports on Form 8-K                                   27

                                Trudy Corporation
                           Consolidated Balance Sheet
                                  June 30, 2006

Assets                                                             (Unaudited)

Current assets
  Cash and cash equivalents                                       $      9,855
  Accounts receivable, net                                             743,651
  Inventory, net                                                     1,679,194
  Prepaid expenses and other current assets                             77,300
                                                                  ------------

    Total current assets                                             2,510,000

  Equipment, net                                                        62,210
  Royalty advances, net                                                194,307
  Prepublication costs and other assets, net                           489,407
                                                                  ------------

    Total other assets                                                 745,924
                                                                  ------------

    Total assets                                                  $  3,255,924
                                                                  ============
Liabilities and shareholders' deficit

Current liabilities
  Notes payable - Bank                                            $  1,198,485
  Current portion, long term debt                                       58,761
  Accounts payable and accrued expenses                              1,573,713
  Royalties and commissions payable                                    207,856
                                                                  ------------

    Total current liabilities                                        3,038,815

Long term liabilities
  Long term debt, net of current portion                             1,574,915
                                                                  ------------

Total long term liabilities                                          1,574,915
                                                                  ------------

Total liabilities                                                    4,613,730

Commitments

Shareholders' deficit
Common stock - par value
$0.0001, authorized 850,000,000                                         45,874
Paid-in capital                                                      5,406,081
Accumulated deficit                                                 (6,809,761)

Total shareholders' deficit                                         (1,357,806)
                                                                  ------------

Total liabilities and shareholders' deficit                       $  3,255,924
                                                                  ============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                                Trudy Corporation
                      Consolidated Statement of Operations
              For the Quarters Ended June 30, 2006 & June 30, 2005

                                                      June 30, 2006    June 30, 2005
                                                      -------------    -------------
                                                       (unaudited)      (unaudited)
Net Sales                                             $     855,337    $   1,018,441

Cost of sales                                               589,227          700,904
                                                      -------------    -------------

Gross profit                                                266,110          317,537

Operating expenses:
  Selling, general and administrative                       597,099          499,700
                                                      -------------    -------------

Loss from operations                                       (330,989)        (182,163)

Other income/(expense)
  Interest, net                                             (40,889)         (37,652)
  Royalties, net                                             36,014            5,371
  Other income, net                                         (13,617)           3,324
                                                      -------------    -------------

Other income/(expense)                                      (18,492)         (28,957)
                                                      -------------    -------------

Net loss                                              $    (349,481)   $    (211,120)
                                                      =============    =============

Basic and diluted net income/(loss) loss per share    $          --    $          --
                                                      =============    =============

Weighted average number of shares outstanding           458,734,057      455,734,057
                                                      =============    =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                                Trudy Corporation
                Consolidated Statements of Shareholders' Deficit
                           Quarter ended June 30, 2006

                                                 Common Stock              Additional                          Total
                                        -----------------------------       Paid-in        Accumulated      Shareholders'
                                           Shares           Amount          Capital          Deficit          Deficit
                                       -------------    -------------    -------------    -------------    -------------
Balance at March 31, 2006 (audited)      458,734,057    $      45,874    $   5,383,384    $  (6,460,280)   $  (1,031,022)

Contributed compensation                          --               --           22,697               --           22,697

Net loss (unaudited)                              --               --               --         (349,481)        (349,481)

                                       -------------    -------------    -------------    -------------    -------------
Balance at June 30, 2006 (unaudited)     458,734,057    $      45,874    $   5,406,081    $  (6,809,761)   $  (1,357,806)
                                       =============    =============    =============    =============    =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                                Trudy Corporation
                      Consolidated Statements of Cash Flows




                                                                       For the Three Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                          2006             2005
                                                                     -------------    -------------
                                                                      (unaudited)      (unaudited)
Cash Flows From Operating Activities
Net income                                                           $    (349,481)   $    (211,120)
Adjustments to reconcile net income to net cash provided
by / (used in) operating activities:
  Depreciation                                                               5,026            4,523
  Amortization of pre-publication costs                                    (27,989)          73,569
  Provision for losses on accounts receivable                               (4,943)         (41,005)
  Provision for promotional allowance                                        2,810                0
  Provision for sales returns                                             (123,707)         179,868
  Contributed compensation                                                  22,697           25,120
  Imputed interest on long-term loan                                             0            6,633

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                               800,464          (58,974)
  Decrease (Increase) in inventories                                       (11,897)        (156,995)
  (Increase) Decrease in prepaid expenses and other current assets          15,310           95,195
  Increase (Decrease) in accounts payable and accrued expenses            (259,303)          96,295
  Increase (Decrease) in royalties and commissions payable                 (72,182)         189,147
                                                                     -------------    -------------
Net cash provided /(used) used by operating activities                      (3,195)         202,256

Investing activities:
  Purchases of property and equipment                                      (45,300)         (10,105)
  Pre-publication and royalty advances                                      67,985          (44,365)
                                                                     -------------    -------------
Net cash used by investing activities                                       22,685          (54,470)

Financing activities:
  Net change in note payable, bank                                           9,755          261,000
  Repayments to related parties                                            (29,851)         (43,323)
                                                                     -------------    -------------
Net cash provided/(used) by financing activities                           (20,096)         217,677
                                                                     -------------    -------------

Net increase (decrease) in cash and cash equivalents                          (606)         (12,831)
Cash and cash equivalents at beginning of period                            10,461           32,442
                                                                     -------------    -------------
Cash and cash equivalents at end of period                           $       9,855    $      19,611
                                                                     =============    =============

Cash paid for interest                                               $      25,799    $      26,101
Cash paid for income taxes                                           $          --    $          --

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2006.


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

Advertising expense related to catalogs and brochures was $7,636 and $21,897 for the three month period ended June 30, 2006 and 2005, respectively.

Other advertising expense was $550 for both of the three month periods ended June 30, 2006 and 2005.


3.       Inventories

Inventories consist of the following:


         Raw Materials                                             $     38,231
         Finished Goods                                               1,960,963
         Reserve for Obsolescence                                      (320,000)
                                                                   ------------
         Inventory                                                 $  1,679,194
                                                                   ============

4.       Notes Payable, Bank

Notes payable, bank includes the following:

    A revolving line of credit totaling $750,000 due on
    demand. Interest is payable monthly equal to the Wall
    Street Journal reported prime rate plus 1.5%
    Borrowings are subject to a borrowing base equal to 80%
    of eligible accounts receivable. The note is also
    secured by all of the assets of the Company, a mortgage
    on the Company's premises and a personal guarantee of a
    principal shareholder (William W. Burnham, Chairman of
    the Board). On June 27, 2006 the Company reached an
    agreement in principle with its Bank to increase the
    credit line to $850,000. See below, "Note payable,
    Bank," as to rolling into credit line of $100,000 of
    principal under "Note payable."                               $    395,000

    Note payable, Bank. Interest is payable at maturity
    equal to the Wall Street Journal reported prime rate
    plus 1.0% The note is secured by all of the assets of
    the Company, a mortgage on the Company's premises and a
    personal guarantee of a principal shareholder (William
    W. Burnham, Chairman of the Board) and a limited
    guarantee of another principal shareholder. On June 27,
    2006, the Company made arrangements with its bank to
    combine $100,000 of this note into the Company's credit
    line. The Company is planning to pay off the remaining
    $60,000 due on the note                                       $    160,000

    Note payable, bank, due on demand. Interest is payable
    monthly at LIBOR plus 1%. The note is secured by a
    personal guarantee of a principal shareholder                      643,485
                                                                  ------------
                     Total                                        $  1,198,485
                                                                  ============

5.       Long term debt

    Notes payable to a principal shareholder (William W
    Burnham, Chairman of the Board) due May 2007. Interest
    is payable monthly at LIBOR plus 1%. On June 19, 2006
    the Board of Directors approved the conversion of this
    note into shares of the Company's authorized but
    unissued Common Stock. The conversion was executed on
    July 7, 2006                                                  $    825,664

    Notes payable, shareholder, due May 2007. Interest is
    payable at specified maturity dates at 2.5% per annum
    On June 19, 2006 the Board of Directors approved the
    conversion of this note into shares of the Company's
    authorized but unissued Common Stock. The conversion
    was executed on July 7, 2006                                       454,000

    Note payable, bank, payable in monthly installments of
    $2,713 including interest at 7%. Balance due in
    February 2009. The note is secured by all assets of the
    Company, a mortgage on the Company's premises and a
    personal guarantee of a principal shareholder                      271,458

    Note payable, Chart Studio, see (a) below                           55,000

    Note payable, affiliate, payable in monthly
    installments of $2,241. The note is unsecured                       27,554

                     Less current portion                              (58,761)
                                                                  ------------
                     Total                                        $  1,574,915
                                                                  ============


The scheduled principal payments on long term debt follow:

    Year ending June 30, 2007                                     $     58,761
    Year ending June 30, 2008                                        1,331,878
    Year ending June 30, 2009                                          243,037
                                                                  ------------
                     Total                                        $  1,633,676
                                                                  ============


(a) Note payable, Chart Studio

On June 13, 2006 the Company executed a Mutual General Release (the "Mutual Release") with Chart Studio for settlement of the $444,852 indebtedness that was going to be due to Chart Studio on August 20, 2007. As of March 31, 2006 the accrued debt due to Chart Studio was $371,819. Under the terms of the Mutual Release, the Company extinguished $291,819 of the debt due to Chart Studio and is required to pay to Chart Studio $80,000 in four installments:

         o        $25,000 paid in June, 2006;

         o        $15,000 payable on or before December 31, 2006;

         o        $15,000 payable on or before March 31, 2007; and

         o        $25,000 payable on or before August 20, 2007;

As a result of the Mutual Release, the Company and Chart Studio agreed to extinguish any and all debts or obligations between them which existed on or before June 1, 2006.


6.       Income Taxes

The components of income tax (benefit) are as follows:

                                                             June 30, 2006                 June 30, 2005
                                                      ---------------------------   ---------------------------
                                                         Current       Deferred       Current        Deferred
                                                      ---------------------------   ---------------------------
Income tax expense (benefit) before application
Of operating loss carryforwards                       $          0   $   (140,000)  $          0   $    (84,000)

Income tax expense (benefit) of operating
Loss carryforwards                                               0              0              0              0

Change in valuation allowance                                    0        140,000              0         84,000
                                                      ---------------------------   ---------------------------

Income tax expense (benefit)                          $          0   $          0   $          0   $          0
                                                      ===========================   ===========================

The deferred taxes are comprised of the following at June 30, 2006:


    Net operating loss carryforwards                  $  1,478,000
    Reserves and allowances                                444,000
                                                      ------------

    Total deferred tax assets                            1,922,000
    Less valuation allowance                            (1,922,000)
                                                      ------------

     Net deferred tax assets                          $          0
                                                      ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of June 30, 2006, the Company has a net operating loss carryforward of approximately $3.9 million for federal income tax purposes which expire at various dates through 2024. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

7.       Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $23,743 and $21,851 for the three months ended June 30, 2006 and 2005, respectively.

The Company has borrowings from related parties of $1,362,218. The terms of these notes, including the conversion of such debt into equity of the Company, effective July 7, 2006, can be found in Note 5 to the financial statements. Interest to related parties totaled $15,066 and $14,479 for the three months ended June 30, 2006 and 2005, respectively. Repayments to related parties totaled $51,094 for the three months ended June 30, 2006. There were no loan repayments subsequent to June 30, 2006.

Effective August 1, 2005 Mr. Burnham entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the three months ended June 30, 2006 was approximately $7,020. For the quarter ended June 30, 2006, the Company recognized the difference between the fair market value of his services and his salary. This was an expense of $22,697 and was recorded as a contribution to capital.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company's investment advisor. Delta Capital Group received fees in the amount of $6,000 and $12,000 from the Company in the quarters ended June 30, 2006 and 2005, respectively.


8.       Subsequent Events

(a)      Conversion of Debt into Share of Common Stock

At the Company's June 19, 2006 Board Meeting, the Board of Directors authorized and approved a proposed conversion by Mr. William W. Burnham and Mrs. Alice B. Burnham of their loans to the Company, plus accrued interest, into shares of Common Stock of the Company. The Board provided the Burnhams with a deadline of July 15, 2006 by which to elect such conversion and the Burnhams elected to make such conversion on July 7, 2006.

The Independent Committee of the Board of Directors was charged with formulating an opinion as to the price at which the Burnhams should be allowed to convert their loans and accrued interest to equity. In reaching its conclusion the Committee relied upon the following sources of information:

         a. The Company's past financials, its current financial position, and an understanding of the Company's prospects for the coming fiscal year 2007;
         b. Valuation information made generally available by the media and a number of business brokerage sources in the publishing industry;
         c. Judgment based on many years' experience in the publishing industry;
         d. A review of the average price of Trudy common stock over the past 30, 60 and 90 days.

Based upon a combination of the above items and reasonable judgment, the Independent Committee proposed that the Burnham loans and accrued interest be converted to Trudy Common Stock at a price of $0.01 per share.

The below table summarizes the loans and accrued interest that were converted on July 7, 2006:

                                                                                 Accrued
Individual                     Position                            Debt          Interest        Total
---------------------------------------------------------------------------------------------------------
Mr. William        Chairman of the Board, Director of
Burnham            Corporate Development, principal
                   shareholder                                 $    825,664   $     22,321   $    847,985

Mrs. Alice         Director, principal shareholder
Burnham                                                             454,000        102,338        556,338
                                                               ------------------------------------------
                               Total:
                                                               $  1,279,664   $    124,659   $  1,404,323
                                                               ==========================================

(d)      Engagement of Stanton Walker

On July 25, 2006 the Company retained the services of Stanton Walker & Company. Stanton Walker will provide the Company with corporate development and merger and acquisition consulting services for the period of one year. The fee for the firm's services is the issuance of 12,500,000 unrestricted shares of Trudy common stock.

(b)      Stock grants

On August 1, 2006 the Company granted an aggregate of 800,000 shares to four Directors for their respective services rendered to the Company. The shares were valued at $0.007/share, the closing price of the Company's Common Stock as reported by the OTC Bulletin Board on August 1, 2006. The Company also authorized a further 1,100,000 shares to be awarded to employees for services rendered. The shares will be priced once they have been issued to the employees.

(c)      Resignation of Officer

On August 4, 2006, John Sullivan, the Company's Vice President Sales and an Officer of the Company, tendered his resignation to become an independent sales representative for the Company. Mr. William Hermes, the Company's existing mass market sales representative will succeed Mr. Sullivan in his role as Vice President Sales.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the first quarter of fiscal 2007 decreased 16.0% versus the prior year. This is primarily due to broad based sales declines across the majority of the Company's non-returnable sales divisions. The Company's profit margin however remained fairly consistent, moving from 31.2% in the prior year to 31.1% in the current year. The decline in revenue in the first quarter resulted in a net loss of $349,481 versus a loss of $211,120 for the prior year.

Due to increased title and book format development and marketing efforts, Smithsonian licensed products' share of total Company sales increased by 31.3% from 25.9% to 34.0%. Disney-licensed product sales increased 11.8%. The Company's proprietary products, largely its Mother Goose series, decreased over 11%.

                         Sales by license for the quarters ended June 30,
                      ------------------------------------------------------
License                               2006                        2005
----------------------------------------------------------------------------
Smithsonian                                34.0%                        25.9%
Disney                                      32.2                         28.8
Proprietary                                 23.2                         34.8
AVMA                                         3.5                          2.6
WGBH                                         2.9                          1.5
Mother Goose                                 0.5                          4.4
All other                                    3.7                          2.0


For the three months ended June 30, 2006, the decrease in net sales is attributable largely to one display marketing customer in the Direct-to-Consumer Distributor Division who only orders on an opportunistic basis determined from favorable mini-market tests. There were no sales to this customer for the quarter ended June 30, 2006, versus sales of $349,839 in the same quarter in the prior year. This customer has plans to purchase products from the Company later in the year, but it is anticipated that overall sales to this customer for the full year ending March 31, 2007 will be lower than comparable sales in the previous year.

                         Sales decreases, net of credits and provisions for
                             returns, for the quarters ended June 30,
                              ---------------------------------------
    Sales channel                2006                         2005           Variance      % change
----------------------------------------------------------------------------------------------------
Direct-to-Consumer
Book Distributors             $   13,334                   $  382,484       $ (369,150)        (96.5)%

International
Direct-to-Consumer
Book Distirbutors                      0                       82,508          (82,508)          NMF

International Trade
Book Retailers                    28,653                       50,580          (21,927)        (43.4)


There were no sales to international Direct-to-Consumer Book Distributors in the current quarter versus sales of $82,508 in the prior year's comparable quarter. In the prior year, the Company was granted a limited opportunity by Disney to sell to customers in this division in the United Kingdom. This limited approval has since expired and the Company is working to reinstate a comparable approval later in the Company's fiscal year.

Sales to international trade book retailers decreased $21,927 to $28,653 from $50,580 in the prior year due primarily to decreases in sales for the quarter to two international customers in India and Romania, respectively. Both customers indicate to the Company they plan to place re-orders later in the fiscal year.

While most divisions experienced decreased sales, sales to warehouse clubs increased by $356,635 in the current year. This was due mainly to the timing of warehouse club order shipments, which can vary in number from one quarter to another.

COST OF SALES.

The Company's cost of sales for the quarter ended June 30, 2006 decreased $111,677 from $700,904 in the prior year to $589,227 in the current year, a decrease of 15.9%. Cost of sales as a percentage of net sales increased from 68.8% to 68.9% in the current quarter.


GROSS PROFIT.

The resulting gross profit for the quarter ended June 30, 2006 decreased 15.9% to $266,110 versus the prior quarter's gross profit of $317,537. Gross margin was 31.1% in the current quarter versus 31.2% in the quarter ended June 30, 2005.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

The Company's selling, general, and administrative costs increased $97,399 to $597,099 for the three months ended June 30, 2006 versus $499,700 for the three months ended June 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased from 49.1% of net sales from the prior quarter to 69.8% of net sales in the current quarter.

Selling expenses increased principally due to royalties which increased $80,986 from $69,483 to $144,034, a 107.3% increase for the current quarter versus the comparable June quarter 2005. The increase is primarily the result of a change in the sales mix for the current quarter versus the prior year, largely attributable to the increase in sales to the warehouse clubs versus the same quarter in the prior year.

Offsetting this increase, provision from bad debts decreased $40,041 versus the prior year.


LOSS FROM OPERATIONS.

For the quarter ended June 30, 2006, the loss from operations was $330,989 versus a loss of $182,163 for the prior year's quarter. This is an increased loss of $148,826.


OTHER EXPENSE.

The Company's other expense for the quarter ended June 30, 2006 was $18,492 versus $28,957 for the quarter ended June 30, 2005. Increased royalty income in the current quarter more than offset the increased interest expense on borrowings from the Company's bank and shareholders.


NET LOSS.

As a result of the items discussed above, the Company's net loss for the quarter ended June 30, 2006 was $349,481 compared to a net loss of $211,120 for the comparable prior quarter.


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


Liquidity and Capital Resources

                                   For the quarters ended June 30,
                                   -------------------------------
                                        2006            2005          Variance        % change
------------------------------------------------------------------------------------------------
Net assets (deficiency)             ($ 1,357,806)   ($ 1,550,682)   $    192,876           (12.4)%

Working capital (deficiency)            (528,815)       (228,646)       (300,169)          131.3

Accounts receivable                      743,651         884,953        (141,292)          (21.3)

Accounts payable and
accrued expenses                       1,573,713       1,317,243         256,470            21.5

Royalties and commissions
payable                                  207,856         202,196          (5,660)           (2.8)


At June 30, 2006 the Company had a deficiency of net assets of $1,357,806 versus a deficiency at June 30, 2005 of $1,550,682. Working capital deteriorated by $300,169 from a deficiency of $228,646 at June 30, 2005 to $528,815 at June 30,
2006. As noted below, the Company is implementing the following plans to address the situation.

Accounts receivable decreased from $884,953 at June 30, 2005 to $743,651 at June 30, 2006, a decrease of $141,292. The decreases in accounts receivable is attributable to a general decrease in net sales for the quarter and an increase in the Company's reserve for returns. Accounts payable and accrued expenses increased $256,470 versus the prior year from $1,317,243 to $1,573,713 at June 30, 2006. Accounts payable increased as a result of higher sales in the three months ending March 31, 2006 versus the prior year. The Company is generally accorded 90 to 120 day payment terms with its print vendors. Royalties and commissions payable decreased $5,660 versus the prior year from $202,196 at June 30, 2005 to $207,856 at June 30, 2006 primarily as a result of the sales mix.

On June 27, 2006 the Company reached an agreement in principle with its Bank to extend and increase the Company's credit line. Significant terms are as follows:

     1.   The current credit line will increase from $750,000 to $850,000;
     2. For the $160,000 term note the Company made arrangements with its bank to fold $100,000 of this note into the Company's expanded credit line. At the time of the closing, the remaining $60,000 due on the note will be repaid.
     3. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%, a decrease of 50 basis points from the current terms;
     4.   The term of the credit line is 2 years from closing;
     5. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable;
     6. The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).

As of June 30, 2006 the balance on the Company's revolving line of credit was $395,000. The maximum amount of funds currently available to the Company is $750,000.

As of August 16, 2006 the Company's backlog was approximately $1,727,000.

Expected cash flows from operations supplemented by available lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving credit facility, including the amended facility of $850,000, if revenue growth is to be maintained. The Company continues to explore outside funding options in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities and publication initiatives. It is believed a strategic or private equity investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition. The Company continues its engagement with the Delta Capital Group, LLC which provides assistance in seeking and securing financing while exploring the Company's strategic options. In July, 2006 the Company also retained Stanton Walker which will provide corporate development and accretive acquisition advisory services, among other offerings.

On June 13, 2006 the Company executed a Mutual General Release with Chart Studio for settlement of the $444,852 indebtedness that was going to be due to Chart Studio on August 20, 2007. As of March 31, 2006 the accrued debt due to Chart Studio was $371,819. Under the terms of the Mutual Release, the Company extinguished $291,819 of the debt due to Chart Studio and is required to pay to Chart Studio $80,000 in four installments. As of June 30, 2006 the remaining debt due to Chart Studio was $55,000.

As part of the Mutual Release, the Company and Chart Studio agreed to extinguish any and all debts or obligations between them which existed on or before June 1, 2006. The Company recognized the $291,819 debt extinguishment at March 31, 2006.

On June 19, 2006 the Board of Directors authorized and approved a proposed conversion by Mr. William W. Burnham and Mrs. Alice B. Burnham of their loans to the Company, plus accrued interest, into shares of Common Stock of the Company. The Board provided the Burnhams with a deadline of July 15, 2006 by which to elect such conversion. On July 7, 2006 the Burnhams elected to make this conversion.

The Independent Committee of the Board of Directors was charged with formulating an opinion as to the price at which the Burnhams should be allowed to convert their loans and accrued interest to equity. In reaching its conclusion the Committee relied upon the following sources of information:

     a. The Company's past financials, its current financial position, and an understanding of the Company's prospects for the coming fiscal year 2007;
     b. Valuation information made generally available by the media and a number of business brokerage sources in the publishing industry;
     c.   Judgment based on many years of experience in the publishing industry;
     d. A review of the average price of Trudy common stock over the past 30, 60 and 90 days.

Based upon a combination of the above items and reasonable judgment, the Independent Committee proposed that the Burnham loans and accrued interest be converted to Trudy Common Stock at a price of $0.01 per share, and the Board of Directors of Trudy unanimously approved such conversion price, Mr. and Mrs. Burnham having recused themselves from voting.

The below table summarizes the loans and accrued interest that was converted on July 7, 2006 based on principal and accrued interest balances as of July 7, 2006.

                                                                                  Accrued
     Individual                      Position                       Debt          Interest          Total
  -----------------------------------------------------------------------------------------------------------
  Mr. William          Chairman of the Board, Director of
  Burnham              Corporate Development, principal
                       shareholder                             $    825,664     $     22,321     $    847,985

  Mrs. Alice
  Burnham              Director, principal shareholder              454,000          102,338          556,338
                                                               ------------     ------------     ------------

                                Total:                         $  1,279,664     $    124,659     $  1,404,323
                                                               ============     ============     ============

The conversion of debt and accrued interest at $0.01 on July 7, 2006 created 140,432,273 newly issued shares of common stock out of the 850,000,000 shares authorized. These shares, when added to the 458,734,057 fully diluted current shares previously outstanding and including the 800,000 shares issued to certain Directors on August 1, 2006, will yield a new total shares issued and outstanding of 599,966,330. After the conversion, the Burnham family will own approximately 52.6% of the common shares issued and outstanding.

If the debt and accrued interest due to the Burnhams had been converted prior to June 30, 2006 the balance sheet presentation would have been as follows:

                            Pro Forma Balance Sheet


Assets                                                              (Unaudited)

Current assets
Cash and cash equivalents                                          $      9,855
Accounts receivable, net                                                743,651
Inventory, net                                                        1,679,194
Prepaid expenses and other current assets                                77,300
                                                                   ------------

Total current assets                                                  2,510,000

Equipment, net                                                           62,210
Royalty advances, net                                                   194,307
Prepublication costs and other assets, net                              489,407
                                                                   ------------

Total other assets                                                      745,924
                                                                   ------------

Total assets                                                       $  3,255,924
                                                                   ============



Liabilities and shareholders' deficit

Current liabilities
Notes payable - Bank                                               $  1,198,485
Current portion, long term debt                                          58,761
Accounts payable and accrued expenses                                 1,449,055
Royalties and commissions payable                                       207,856
                                                                   ------------

Total current liabilities                                             2,914,157

Long term liabilities
Long term debt, net of current portion                                  295,251
                                                                   ------------

Total long term liabilities                                             295,251
                                                                   ------------

Total liabilities                                                     3,209,408

Commitments

Shareholders' equity
Common stock - par value
$0.0001, authorized 850,000,000                                          59,917
Paid-in capital                                                       6,796,360
Accumulated deficit                                                  (6,809,762)

Total shareholders' equity                                               46,516
                                                                   ------------

Total liabilities and shareholders' equity                         $  3,255,924
                                                                   ============

On August 1, 2006 the Company granted an aggregate of 800,000 shares to four Directors for their respective services rendered to the Company. The shares were valued at $0.007/share, the closing price of the Company's Common Stock as reported by the OTC Bulletin Board on August 1, 2006. The Company also authorized a further 1,100,000 shares to be awarded to employees for services rendered. The shares will be priced once they have been issued to the employees.

For the quarter ended June 30, 2006 the principal shareholder / chief executive officer was repaid $26,094 relating to pre-existing loans. Subsequent to June 30, 2006, this individual received no further loan repayments.

Effective August 1, 2005 Mr. Burnham entered into an agreement with the Board of Directors in which he would receive a salary in order to be eligible for a 401K matching contribution from the Company. Salary paid to the Chairman for the three months ended June 30, 2006 was approximately $7,020. For the quarter ended June 30, 2006, the Company recognized the difference between the fair market value of his services and his salary. This was an expense of $22,697 and was recorded as a contribution to capital.


Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2006 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

         PART II        OTHER INFORMATION
         -------


Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities

Subsequent to June 30, 2006, the Company authorized the issuance of Common Stock effective July 7, 2006 and August 1, 2006:

(a)      Conversion of Debt

On June 19, 2006 the Board of Directors authorized and approved a proposed conversion by Mr. William W. Burnham and Mrs. Alice B. Burnham of their loans to the Company, plus accrued interest, into shares of Common Stock of the Company. The Board provided the Burnhams with a deadline of July 15, 2006 by which to elect such conversion. On July 7, 2006 the Burnhams elected to make this conversion.

The below table summarizes the loans and accrued interest that was converted on July 7, 2006 based on principal and accrued interest balances as of July 7, 2006.

                                                                                  Accrued
     Individual                      Position                       Debt          Interest          Total
  -----------------------------------------------------------------------------------------------------------
  Mr. William          Chairman of the Board, Director of
  Burnham              Corporate Development, principal
                       shareholder                             $    825,664     $     22,321     $    847,985

  Mrs. Alice
  Burnham              Director, principal shareholder              454,000          102,338          556,338
                                                               ------------     ------------     ------------

                                Total:                         $  1,279,664     $    124,659     $  1,404,323
                                                               ============     ============     ============

The conversion of debt and accrued interest at $0.01 on July 7, 2006 created 140,432,273 newly issued shares of common stock out of the 850,000,000 shares authorized.


(b)      Issuance of Shares to Employees and Directors

On August 1, 2006 the Company granted an aggregate of 800,000 shares to four Directors for their respective services rendered to the Company. The shares were valued at $0.007/share, the closing price of the Company's Common Stock as reported by the OTC Bulletin Board on August 1, 2006. The Company also authorized a further 1,100,000 shares to be awarded to employees for services rendered. The shares will be priced once they have been issued to the employees.


Item 3.           Defaults upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

Effective June 19, 2006 Ms. Ashley C. Andersen was appointed to the position of Acting Chief Financial Officer. Mr. William W. Burnham had previously occupied this position.

Item 6.           Exhibits and Reports on Form 8-K.

(a)    Exhibits
---------------

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


(b) Reports on Form 8-K

I. Item 3.02 Unregistered Sales of Equity Securities.

    The registrant announced in a press release issued July 7, 2006 that the Board of Directors authorized and approved the proposed conversion by Mr. William W. Burnham and Mrs. Alice B. Burnham of their loans to the Company, plus accrued interest (an aggregate of approximately $1,404,300), into approximately 140 million shares of Common Stock of the Company at a conversion rate of $0.01/per share. The conversion price was recommended by the Independent Committee of the Board of Directors of the Company and was unanimously approved by the Board of Directors, Mr. and Mrs. Burnham having recused themselves from voting.

    The issuance by the Company of the aforementioned shares was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to the provisions of Section 4(2) of the Act. The transaction did not involve any public offering. The shares were issued solely to two principal shareholders of Trudy, one of whom is Chairman and a Director and the other of whom serves as a Director, as the result of negotiations for the conversion and cancellation of principal and accrued interest of substantial shareholder loans. No securities were offered or issued to any other person.

    The conversion was effective July 7, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRUDY CORPORATION
                                          (REGISTRANT)

Date: August 17, 2006                     By: /s/ ASHLEY C. ANDERSEN
                                              ----------------------------------
                                              Ashley C. Andersen,
                                              President, Chief Executive Officer
                                              Acting Chief Financial Officer