Form 10QSB
period 2006-09-30
TRUDY CORP
filed 2006-11-20
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                    For the Quarter Ended September 30, 2006

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


                              SHARES OUTSTANDING AT
                                November 14, 2006
               Common Stock, $.0001 par value: 612,466,330 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      Balance Sheet - September 30, 2006 (unaudited)                         3

      Statements of Operations (unaudited) for the three and six months ended September 30, 2006 and September 30, 2005
        (unaudited)                                                          4

      Statements of Cash Flows (unaudited) for the six months
        ended September 30, 2006 and September 30, 2005
        (unaudited)                                                          5

      Statement of Shareholders' Deficit (unaudited) from
        April 1, 2006 through September 30, 2006                             6

      Notes to Financial Statements (unaudited)                              7

Item 2. Management's Discussion and Analysis                                16


                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                   27

Item 2. Changes in Securities                                               27

Item 3. Defaults upon Senior Securities                                     27

Item 4. Submission of Matters to a Vote of Security Holders                 28

Item 5. Other Information                                                   28

Item 6. Exhibits and Reports on Form 8-K                                    28

                                Trudy Corporation
                                  Balance Sheet
                               September 30, 2006


Assets                                                              (Unaudited)

Current assets
  Cash and cash equivalents                                        $      2,037
  Accounts receivable, net                                            1,522,503
  Inventory, net                                                      1,576,132
  Prepaid expenses and other current assets                             219,613
                                                                   ------------

    Total current assets                                              3,320,285

  Equipment, net                                                         61,832
  Royalty advances, net                                                 199,031
  Prepublication costs and other assets, net                            519,632
                                                                   ------------

    Total other assets                                                  780,495
                                                                   ------------

    Total assets                                                   $  4,100,780
                                                                   ============



Liabilities and shareholders' deficit

Current liabilities
  Notes payable - Bank                                             $  1,310,152
  Current portion, long term debt                                        29,006
  Accounts payable and accrued expenses                               1,835,218
  Deferred Revenue                                                      198,609
  Royalties and commissions payable                                     233,019
                                                                   ------------

    Total current liabilities                                         3,606,004

Long term liabilities
  Long term debt, net of current portion                                262,945
                                                                   ------------

Total long term liabilities                                             262,945
                                                                   ------------

Total liabilities                                                     3,868,949

Commitments

Shareholders' equity
Common stock - par value
$0.0001, authorized 850,000,000                                          61,247
Paid-in capital                                                       6,931,881
Accumulated deficit                                                  (6,761,297)

Total shareholders' equity                                              231,831
                                                                   ------------

Total liabilities and shareholders' equity                         $  4,100,780
                                                                   ============


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                                Trudy Corporation
                             Statement of Operations
         For the Quarters Ended September 30, 2006 & September 30, 2005

                                                             Three Month Period                   Six Month Period
                                                             Ended September 30,                 Ended September 30,
                                                      -------------------------------     -------------------------------
                                                          2006              2005              2006              2005
                                                      -------------     -------------     -------------     -------------
                                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)
Net Sales                                             $   1,488,763     $   2,312,596     $   2,344,100     $   3,331,037

Cost of sales                                               847,822         1,135,550         1,437,049         1,836,525
                                                      -------------     -------------     -------------     -------------

Gross profit                                                640,941         1,177,046           907,051         1,494,512

Operating expenses:
Selling, general and administrative                         578,966           845,126         1,176,065         1,344,753
                                                      -------------     -------------     -------------     -------------

Income/(loss) from operations                                61,975           331,920          (269,014)          149,759

Other income/(expense)
Interest, net                                               (32,262)          (42,491)          (73,151)          (80,144)
Royalties, net                                               14,368            11,786            50,383            17,157
Other income, net                                             4,383             5,227            (9,235)            8,551

Other income/(expense)                                      (13,511)          (25,478)          (32,003)          (54,436)
                                                      -------------     -------------     -------------     -------------

Net income/(loss)                                     $      48,464     $     306,442     $    (301,017)    $      95,324
                                                      =============     =============     =============     =============

Basic and diluted net income/(loss) loss per share    $          --     $          --     $          --
                                                      =============     =============     =============     =============

Weighted average number of shares outstanding           594,614,225       457,723,187       527,045,398       456,734,057
                                                      =============     =============     =============     =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                                Trudy Corporation
                       Statements of Shareholders' Deficit
                        Quarter ended September 30, 2006

                                     Common Stock
                         ---------------------------------------    Additional Paid-in      Accumulated          Total Shareholders'
                               Shares               Amount               Capital               Deficit                 Equity
                         ------------------   ------------------    ------------------    ------------------     ------------------
Balance at
  March 31, 2006
  (audited)                     458,734,057   $           45,874    $        5,383,384    $       (6,460,280)    $       (1,031,022)

Contributed compensation                 --                   --                22,697                    --                 22,697

Net loss (unaudited)                     --                   --                    --              (349,481)              (349,481)

                         ------------------   ------------------    ------------------    ------------------     ------------------
Balance at
  June 30, 2006
  (unaudited)                   458,734,057   $           45,874    $        5,406,081    $       (6,809,761)    $       (1,357,806)
                         ==================   ==================    ==================    ==================     ==================

Debt conversion                 140,432,273   $           14,043    $        1,390,280                           $        1,404,323

Stock-based
  consulting expense             12,500,000                1,250               130,000                                      131,250

Board Compensation                  800,000                   80                 5,520                                        5,600

Net income (unaudited)                                                                                48,464                 48,464

                         ------------------   ------------------    ------------------    ------------------     ------------------
Balance at
  September 30, 2006            612,466,330   $           61,247    $        6,931,881    $       (6,761,297)    $          231,831
                         ==================   ==================    ==================    ==================     ==================

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                                Trudy Corporation
                            Statements of Cash Flows

                                                                        For the Six Months Ended
                                                                              September 30,
                                                                    ---------------------------------
                                                                         2006               2005
                                                                    --------------     --------------
                                                                      (unaudited)        (unaudited)
Cash Flows From Operating Activities
Net income/(loss)                                                   $     (301,017)    $       95,324
Adjustments to reconcile net income to net cash provided
by / (used in) operating activities:
  Depreciation                                                               8,748              8,784
  Amortization of pre-publication costs                                     37,790            132,113
  Provision for losses on accounts receivable                              (18,535)           (43,465)
  Provision for promotional allowance                                          430                  0
  Provision for slow moving inventory                                       15,000                  0
  Provision for sales returns                                             (413,405)           231,718
  Contributed compensation                                                  22,697             50,373
  Director fee                                                               5,600                  0
  Consulting fee                                                            10,938                  0
  Interest expense                                                           5,798                  0

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                               327,283         (1,025,904)
  Decrease (Increase) in inventories                                        76,165           (143,935)
  (Increase) Decrease in prepaid expenses and other current assets          (6,689)            52,925
  Increase (Decrease) in accounts payable and accrued expenses              41,058            158,331
  Increase (Decrease) in deferred revenue                                  198,609                  0
  Increase (Decrease) in royalties and commissions payable                 (47,019)           102,717
                                                                    --------------     --------------
Net cash provided /(used) used by operating activities                     (36,549)          (381,019)

Investing activities:
  Purchases of property and equipment                                      (48,644)            (7,866)
  Pre-publication and royalty advances                                     (32,743)          (119,221)
                                                                    --------------     --------------
Net cash used by investing activities                                      (81,387)          (127,087)

Financing activities:
  Net change in note payable, bank                                         143,119            550,000
  Repayments to related parties                                            (33,607)           (98,628)
                                                                    --------------     --------------
Net cash provided/(used) by financing activities                           109,512            451,372
                                                                    --------------     --------------

Net increase (decrease) in cash and cash equivalents                        (8,424)           (26,285)
Cash and cash equivalents at beginning of period                            10,461             32,442
                                                                    --------------     --------------
Cash and cash equivalents at end of period                          $        2,037     $        6,157
                                                                    ==============     ==============



Cash paid for interest                                              $       58,323     $       26,101
Cash paid for income taxes                                          $           --     $           --

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                        TRUDY CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Reclassifications

1.   Description of Business and Basis of Presentation

Trudy Corporation (hereinafter referred to as the `Company'), publishes children's books and audiobooks and designs, manufactures and markets plush stuffed animals for sale to domestic and international retail and wholesale customers. The Company's products are sold under the trade names of Soundprints and Studio Mouse.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2006.


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


Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed using the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities, if any, using the if-converted method. The assumed exercise of stock options would not have an effect on earnings per share in either fiscal year 2007 or 2006.


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

Advertising expense related to catalogs and brochures was $4,792 and $9,366 for the three month period ended September 30, 2006 and 2005, respectively. Advertising expense related to catalogs and brochures was $12,428 and $31,263 for the six month period ended September 30, 2006 and 2005, respectively.


Other advertising expense was $356 and $125 for the three month period ended September 30, 2006 and 2005, respectively. Other advertising expense was $906 and $675 for the six month period ended September 30, 2006 and 2005, respectively.

Reclassifications

Certain reclassifications pertaining to net sales, selling, general and administrative expenses and other income/expense were necessary in the prior fiscal year in order to be consistent with the current fiscal year's presentation.

3.   Inventories

Inventories consist of the following:


        Raw Materials                                      $     43,276
        Finished Goods                                        1,867,856
        Reserve for Obsolescence                               (335,000)
                                                           ------------
        Inventory                                          $  1,576,132
                                                           ============


4.   Notes Payable, Bank

Notes payable, bank includes the following:

       A revolving line of credit totaling $850,000 due on demand.
       Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable.
       The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).
       On September 25, 2006 the Company executed this new
       revolving line of credit with its Bank, increasing the credit line from $750,000 to $850,000. As part of this agreement
       the Company rolled $100,000 of its $160,000 short term bank note into this facility and paid off the $60,000 balance
       remaining.                                                    $  675,000

       Note payable, bank, due on demand. Interest is payable
       monthly at LIBOR plus 1%. The note is secured by a
       personal guarantee of a principal shareholder.                   635,152
                                                                     ----------
                                  Total                              $1,310,152
                                                                     ==========


5.   Long term debt

       Note payable, bank, payable in monthly installments of
       $2,713 including interest at 7%. Balance due in February
       2009. The note is secured by all assets of the Company,
       a mortgage on the Company's premises and a personal
       guarantee of a principal shareholder                             268,154

       Note payable, affiliate, payable in monthly installments
       of $2,241.  The note is unsecured.                                23,796
                      Less current portion                              (29,007)
                                                                     ----------
                      Total                                          $  262,943
                                                                     ==========


The scheduled principal payments on long term debt follow:
       Year ending September 30, 2007                                $   29,007
       Year ending September 30, 2008                                    23,720
       Year ending September 30, 2009                                   239,223
                                                                     ----------
                      Total                                          $  291,950
                                                                     ==========


6.   Income Taxes

The components of income tax (benefit) are as follows:

                                                        September 30, 2006               September 30, 2005
                                                   ----------------------------     ----------------------------
                                                      Current        Deferred          Current        Deferred
                                                   ----------------------------     ----------------------------
Income tax expense (benefit) before application
Of operating loss carryforwards                    $          0    $    120,400     $          0    $     38,100

Income tax expense (benefit) of operating
Loss carryforwards                                            0               0                0               0

Change in valuation allowance                                 0        (120,400)               0         (38,100)
                                                   ----------------------------     ----------------------------

Income tax expense (benefit)                       $          0    $          0     $          0    $          0
                                                   ============================     ============================

The deferred taxes are comprised of the following at September 30, 2006:

       Net operating loss carryforwards                     $  1,682,000
       Reserves and allowances                                   240,000
                                                            ------------

       Total deferred tax assets                               1,922,000
       Less valuation allowance                               (1,922,000)
                                                            ------------

        Net deferred tax assets                             $          0
                                                            ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of September 30, 2006, the Company has a net operating loss carryforward of approximately $3.9 million for federal income tax purposes which expire at various dates through 2024. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.


7.   Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $23,543 and $21,647 for the three months ended September 30, 2006 and 2005, respectively. Rent expense totaled $47,285 and $43,498 for the six months ended September 30, 2006 and 2005, respectively.

On July 7, 2006 $1,404,323 of related party debt was converted into equity of the Company. As a result there were no loan repayments subsequent to June 30, 2006 (see Note 8).

As of September 30, 2006 the Company has borrowings from related parties of $23,796.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company's investment advisor. Delta Capital Group received fees in the amount of $9,000 from the Company in the quarters ended September 30, 2006 and 2005, respectively. Delta Capital Group received $15,000 and $21,000 in fees from the Company for the six months ended September 30, 2006 and 2005, respectively.

Effective October 30, 2006, the Company and Delta Capital Group terminated their consulting agreement.


8.   Conversion of Debt into Shares of Common Stock

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

The below table summarizes the loans and accrued interest that were converted on July 7, 2006:

                                                                                         Accrued
              Individual                 Position                          Debt          Interest         Total
         ----------------------------------------------------------------------------------------------------------
         Mr. William           Chairman of the Board, Director of
         Burnham               Corporate Development, principal
                               shareholder                             $    825,664    $     22,321    $    847,985

         Mrs. Alice
         Burnham               Director, principal shareholder              454,000         102,338         556,338
                                                                       --------------------------------------------

                                        Total:                         $  1,279,664    $    124,659    $  1,404,323
                                                                       ============================================


9.   Resignation of Officer

On August 4, 2006, John Sullivan, the Company's Vice President Sales and an Officer of the Company, tendered his resignation to become an independent sales representative for the Company. Mr. William Hermes, the Company's existing mass market sales representative succeeded Mr. Sullivan in his role as Vice President Sales.

10.  Non-cash Investing and Financing Activities

For the quarter ended September 30, 2006 the Company recorded $5,600 in fees paid to certain Board Members. The Company paid this fee fees in newly issued shares of Common Stock out of the 850,000,000 shares authorized.


11.  Subsequent Events

In November the Company received a $100,000 short term note from its Bank. Interest is equal to the Wall Street Journal reported prime rate plus 1.0% The note is secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board) and a limited guarantee of another principal shareholder.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES.

Overview

Net Sales for the second quarter of fiscal 2007 decreased 35.6% versus the prior year. This is primarily due to timing of orders in international and domestic returnable sales across all the Company's product lines, including Disney and Smithsonian, as well as opportunistic sales that the Company received a year ago in the United Kingdom, which were not repeated this quarter. In addition, shipments of new titles and formats scheduled for launch in the September Quarter 2006 were delayed until launch dates in the December quarter 2006 and the March quarter 2007. These delays were largely a result of longer lead times for print and audio file approvals by the Company's licensors. The Company's profit margin deteriorated from 50.9% in the prior year to 43.1% in the current year. The decline in revenue in the second quarter resulted in net income of $48,464 versus income of $306,442 for the prior year.


Three months ended September 30, 2006

As noted above net sales for the second quarter of fiscal 2007 decreased 35.6% versus the prior year due to the aforementioned reasons.

As a result of increased title publication and novelty book format development together with increased marketing efforts, Smithsonian-licensed product's share of total Company sales increased from 8.7% to 35.6% for the quarter. Disney-licensed product sales declined from 88.6% of sales to 43.5%, principally due to a shift in order timing of deliveries to the warehouse clubs, which buy principally licensed children's novelty books. In the September Quarter 2005, the clubs requested early fall product distribution. This year, they moved the timing to the December quarter.


                        Sales by license for the quarters ended September 30,
                      ----------------------------------------------------------
          License             2006                                   2005
--------------------------------------------------------------------------------
Disney                            43.5%                                  88.6%
Smithsonian                       35.6                                    8.7
AVMA                               6.0                                    1.0
All other                         14.9                                    1.7


                                 Sales declines, net of provisions for returns, for
                                       the three months ended September 30,
                                ----------------------------------------------------
       Sales channel                    2006                         2005                 Variance        % change
----------------------------------------------------------------------------------------------------------------------
International
Direct-to-Consumer
Book Distributors                    $   20,166                   $  425,463            $  (405,297)        (95.3)%

Domestic Warehouse
Club Distributors                       296,034                      520,459               (224,425)        (43.1)

International Mass
Market Distributors                     215,492                      428,770               (213,278)        (49.7)

Sales to International direct-to-consumer book distributors decreased as a result of opportunistic orders received from two United Kingdom display marketers last year which were not repeated this year.

Sales to international mass market distributors declined due to late approval of Spanish language printing files from the Company's two distributors in Spain and Latin America. This caused portions of the fall 2006 shipments to extend into the December quarter 2006. While total orders for these customers are up significantly, the product ship dates pushed into October 2006 as compared with similar shipments made the year before, which were completed in the September quarter 2005.

While most divisions experienced decreased sales, sales to international trade book distributors increased from $6,861 to $88,545 in the current quarter. This was due mainly to the Company's ongoing efforts to increase its "English as a secondary language distribution" into as many countries as possible through attendance at foreign book fairs. Several other divisions including returnable direct-to-consumer sales, international book clubs and international retail stores experienced increases in the quarter though not enough to offset the sales declines in other divisions.

Six months ended September 30, 2006

Net sales for the six months ended September 30, 2006 and September 30, 2005 were $2,344,100 and $3,331,037, respectively. This represents a decrease of $986,937 or 29.6% over the prior year.

For the six months ended September 30, 2006, Disney-licensed product sales accounted for 38.2% of the Company's total sales, versus 69.3% of the Company's sales in the prior year. Sales of product under license with the Smithsonian Institution increased to 35.1% of sales in the current year from 14.3% in the six month period ended September 30, 2005. The Company's proprietary products, largely its Mother Goose series, comprised 16.3% of sales versus 7.0% for the six month period last year.

                       Sales by license for the six months ended September 30,
                      ----------------------------------------------------------
          License             2006                                   2005
--------------------------------------------------------------------------------
Disney                           38.2%                                  69.3%
Smithsonian                      35.1                                   14.3
Proprietary                      16.3                                    7.0
AVMA                              4.9                                    1.5
All other                         5.5                                    7.9



For the six months ended September 30, 2006, the decrease in net sales is attributable to several channels of trade:

                                   Sales declines, net of provisions for returns,
                                       for the six months ended September 30,
                                ----------------------------------------------------
       Sales channel                    2006                         2005                 Variance        % change
----------------------------------------------------------------------------------------------------------------------
International
Direct-to-Consumer
Book Distributors                   $     20,166                  $    507,723          $   (487,557)       (96.0%)

Domestic
Direct-to-Consumer
Book Distributors                        161,008                       542,198              (381,190)       (70.3%)

International Mass
Market Distributors                      261,410                       473,317              (211,907)       (44.8%)

International direct-to-consumer book distributor sales decreased as a result of non-repeating orders this year versus the comparable 2005 six month period.

Sales to domestic direct-to-consumer book distributors decreased for the same reason as the international direct to consumer division, where orders a year ago to the single largest domestic display marketer were not repeatable this year. This channel of trade is based upon opportunistic sales and does not follow a regularly repeating order cycle.

International mass market distributor sales decreased as a result of delays in large shipments from the September 2006 quarter to the December 2006 quarter.

For the six months ended September 30, 2006, several channels of trade experienced increased sales, including domestic warehouse club distributors. For the six months, sales increased $180,156, or 38.0% versus the prior year. Again, this increase is a function of the timing of warehouse club distribution needs. As a result of the Company's ongoing efforts to develop non-returnable sales channels, 40% or $262,350 of the Company's total sales to domestic warehouse club distributors for the six months ended September 30, 2006 was sold non-returnable at greater discounts than the traditional returnable sales channels.

Sales to the Company's Canadian book distributor increased 62.1% for the six month period from $86,135 to $139,593 as a result of an increase in the regularity of orders and a decrease in returns. International trade book distributor sales also increased 104.0% versus the prior year from $57,440 to $117,198. Sales to specialty retail accounts, such as Discovery Stores, increased 36.7%. Unfortunately these increases were not sufficient to offset the declines experienced in other divisions.


COST OF SALES.

Three months ended September 30, 2006

The Company's cost of sales for the quarter ended September 30, 2006 decreased $287,728 from $1,135,550 in the prior year to $847,822 in the current year, a decrease of 25.3%, as a result of lower sales volume. Cost of sales as a percentage of net sales increased from 49.1% to 56.9% in the current quarter.


Six months ended September 30, 2006

The Company's cost of sales for the six months ended September 30, 2006 decreased $399,476 from $1,836,525 in the prior year to $1,437,049 in the current year, a decrease of 21.8%. Again the decrease came as a result of lower sales volume. Cost of sales as a percentage of net sales increased from 55.1% to 61.3% in the current quarter. For both the three-month and six-month periods, the increase in cost of sales as a percentage of sales is a result primarily of the Company's relatively consistent product development costs and other fixed costs relative to the lower sales volume.

GROSS PROFIT.

Three months ended September 30, 2006

The resulting gross profit for the quarter ended September 30, 2006 decreased 45.5% to $640,941 versus the prior quarter's gross profit of $1,177,046. Gross margin was 43.1% in the current quarter versus 50.9% in the quarter ended September 30, 2005.


Six months ended September 30, 2006

Gross profit for the six months ended September 30, 2006 decreased 39.3% to $907,051 versus the prior year's gross profit of $1,494,512. Year to date gross margin was 38.7% versus 44.9% in 2005.


SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended September 30, 2006

The Company's selling, general, and administrative costs decreased $266,160 to $578,966 for the three months ended September 30, 2006 versus $845,126 for the three months ended September 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased from 36.5% of net sales from the prior quarter to 38.9% of net sales in the current quarter.

Selling expenses decreased principally due to royalties which decreased $198,572 from $319,081 to $120,509, a 62.2% decrease for the current quarter versus the prior year. The decrease is primarily the result of decreased sales of licensed products as a percentage of sales for the current quarter versus the prior year. Additional factors contributing to the decrease in selling and administrative expenses came as a result of temporary reductions in staffing levels and diligent oversight of other expense categories.


Six months ended September 30, 2006

For the six months ended September 30, 2006 the Company's selling, general, and administrative costs decreased $168,688 to $1,176,065 from $1,344,753. As a percentage of net sales, selling, general and administrative expenses increased from 40.4% of net sales from the prior year to 50.2% of net sales in the current year.

Selling expenses again decreased principally as a result of royalties which decreased $117,177 from $388,564 to $271,387, a 30.2% decrease for the current year versus the prior year. The decrease is primarily the result of the decreased sales and the changed sales mix in the current year.

As mentioned above, salary-related expenses declined for the year and a reduction in sales commissions also contributed to the decline in expenses.


INCOME/LOSS FROM OPERATIONS.

Three months ended September 30, 2006

For the quarter ended September 30, 2006, the income from operations was $61,975 versus income of $331,920 for the prior year's quarter. This is a decrease of $269,945.

Six months ended September 30, 2006

For the six months ended September 30, 2006, the loss from operations was $269,014 versus income of $149,759 for the prior year's quarter, a decrease of $418,773.


OTHER EXPENSE.

Three months ended September 30, 2006

The Company's other expense for the quarter ended September 30, 2006 was $13,511 versus $25,478 for the quarter ended September 30, 2005. Increased royalty income and decreased interest expense contributed to the decreased expense.

Six months ended September 30, 2006

The Company's other expense for the six months ended September 30, 2006 was $32,003 versus $54,436 for the six months ended September 30, 2005. Lower interest expense and increased royalty income were again the primary factors contributing to the 41.2% decrease in other expense.


NET INCOME/LOSS.

Three months ended September 30, 2006

As a result of the items discussed above, the Company's net income for the quarter ended September 30, 2006 was $48,464 compared to net income of $306,442 for the comparable prior quarter.

Six months ended September 30, 2006

For the six months ended September 30, 2006 the Company's net loss was $301,017 compared to net income of $95,324 for the comparable prior year.

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


Liquidity and Capital Resources

                                         For the quarters ended
                                              September 30,
                                     ------------------------------
                                          2006             2005          Variance           % change
-----------------------------------------------------------------------------------------------------
Net assets (deficiency)              $    231,831     $ (1,201,929)    $  1,433,760            119.3%

Working capital (deficiency)             (285,719)          68,392         (354,111)          (510.3)

Accounts receivable                     1,522,503        1,802,493         (279,990)           (15.5)

Accounts payable and
accrued expenses                        1,835,218        1,379,280          455,938             33.1

Royalties and commissions payable         233,019          494,060         (261,041)           (52.8)

At September 30, 2006 the Company had net assets of $231,831 versus a deficiency at September 30, 2005 of $1,201,929. Working capital deteriorated by $354,111 from $68,392 to a deficiency of $285,719 at September 30, 2006.

Accounts receivable decreased from $1,802,493 at September 30, 2005 to $1,522,503 at September 30, 2006, a decrease of $279,990. The decreases in accounts receivable is attributable to a general decrease in net sales. Accounts payable and accrued expenses increased $455,938 versus the prior year from $1,379,280 to $1,835,218 at September 30, 2006. Royalties and commissions payable decreased $261,041 versus the prior year from $494,060 at September 30, 2005 to $233,019 at September 30, 2006 primarily as a result of the sales mix and lower level of sales.

On September 25, 2006 the Company executed an increased credit line with its bank. Significant terms are as follows:

     1.   The current credit line increased from $750,000 to $850,000;
     2. For the $160,000 term note the Company folded $100,000 of this note into the expanded credit line. The remaining $60,000 was repaid at the time of closing.
     3. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%, a decrease of 50 basis points from the previous terms;
     4.   The term of the credit line is 2 years from closing;
     5. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable;
     6. The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).

On November 10, 2006 the Company closed on an additional $100,000 short term note with the same terms as its credit line. The note is secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).

As of September 30, 2006 the balance on the Company's revolving line of credit was $675,000. As noted above the maximum amount of funds currently available to the Company is $850,000.

In November the Company received a $100,000 short term note from its Bank. Interest is equal to the Wall Street Journal reported prime rate plus 1.0% The note is secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board) and a limited guarantee of another principal shareholder.

As of November 13, 2006 the Company's backlog was approximately $1,828,000.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving credit facility, including the amended facility of $850,000, if revenue growth is to be realized. The Company continues to explore outside funding options in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities and publication initiatives. It is believed a strategic or private equity investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition.

On October 30, 2006 the Company and Delta Capital Group, LLC terminated their engagement which had provided assistance in seeking and securing financing while exploring the Company's strategic options. It continues to maintain its engagement with Stanton, Walker & Company with the objective to seek out accretive acquisitions.

On June 19, 2006 the Board of Directors authorized a proposed conversion of debt and accrued interest into shares of Common Stock of the Company by Mr. William
W. Burnham and Mrs. Alice B. Burnham. The Board provided the Burnhams with a deadline of July 15, 2006 by which to elect such conversion. On July 7, 2006 Mr. William W. Burnham and Mrs. Alice B. Burnham converted such loans made to the Company, plus accrued interest, into shares of Common Stock.

The Independent Committee of the Board of Directors, which was charged with formulating an opinion as to the price at which the Burnhams should be allowed to convert their loans and accrued interest to equity, proposed that the Burnham loans and accrued interest be converted to Trudy Common Stock at a price of $0.01 per share. At the Board of Directors meeting held June 19, 2006, the Board of Directors of Trudy unanimously approved such conversion price, Mr. and Mrs. Burnham having recused themselves from voting.

The below table summarizes the loans and accrued interest that was converted on July 7, 2006 based on principal and accrued interest balances as of July 7, 2006:

                                                                                  Accrued
       Individual                 Position                          Debt          Interest         Total
  ----------------------------------------------------------------------------------------------------------
  Mr. William           Chairman of the Board, Director of
  Burnham               Corporate Development, principal
                        shareholder                             $    825,664    $     22,321    $    847,985

  Mrs. Alice
  Burnham               Director, principal shareholder              454,000         102,338         556,338
                                                                --------------------------------------------

                                 Total:                         $  1,279,664    $    124,659    $  1,404,323
                                                                ============================================

The conversion of debt and accrued interest on July 7, 2006 created 140,432,273 newly issued shares of common stock out of the 850,000,000 shares authorized.

In July, 2006 the Company retained Stanton Walker to provide corporate development and accretive acquisition advisory services, among other offerings. On August 31, 2006, the Company filed an S-8 with the Securities and Exchange Commission, registering 12,500,000 shares. These shares have been issued to Stanton Walker in consideration of services.

On August 1, 2006 the Company granted an aggregate of 800,000 shares to four Directors for their respective services rendered to the Company. The shares were valued at $0.007/share, the closing price of the Company's Common Stock as reported by the OTC Bulletin Board on August 1, 2006.

The Burnham conversion of debt to equity, the issuance of shares to Stanton Walker, and the 800,000 shares provided to four Directors, when added to the 458,734,057 fully diluted current shares previously outstanding, yields a new total shares issued and outstanding of 612,466,330. The Burnham family now owns approximately 51.6% of the issued and outstanding shares of Common Stock.

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

None.

Item 3.           Defaults upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

Form S-8 filed August 31, 2006

The prospectus relates to the offer and sale by Trudy Corporation, a total of 12,500,000 shares of its common stock, par value $0.0001 per share, pursuant to a Consulting Agreement with Stanton, Walker & Company ("Stanton, Walker"), in consideration of services to be rendered to Trudy by Stanton, Walker. Of such total, 6,250,000 shares were issued to each of the two principals of Stanton,
Walker: Richard P. Stanton and Richard H. Walker.


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

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRUDY CORPORATION
                                          (REGISTRANT)

Date: November 20, 2006                   By: /s/ ASHLEY C. ANDERSEN
                                              ----------------------------------
                                              Ashley C. Andersen,
                                              President, Chief Executive Officer
                                              Acting Chief Financial Officer