Form 10QSB
period 2006-12-31
TRUDY CORP
filed 2007-02-14
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                     For the Quarter Ended December 31, 2006

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


                              SHARES OUTSTANDING AT
                                February 14, 2007
               Common Stock, $.0001 par value: 612,466,330 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheet - December 31, 2006 (unaudited)             3

      Consolidated Statements of Operations (unaudited) for the
         three and nine months ended December 31, 2006 and
         December 31, 2005 (unaudited)                                       4

      Consolidated Statement of Shareholders' Deficit (unaudited)
         from April 1, 2006 through December 31, 2006                        5

      Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended December 31, 2006 and December 31,
         2005 (unaudited)                                                    6

      Notes to Financial Statements (unaudited)                              7

Item 2. Management's Discussion and Analysis                                15


                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                   22

Item 2. Changes in Securities                                               23

Item 3. Defaults upon Senior Securities                                     23

Item 4. Submission of Matters to a Vote of Security Holders                 23

Item 5. Other Information                                                   23

Item 6. Exhibits and Reports on Form 8-K                                    23

                                Trudy Corporation
                           Consolidated Balance Sheet
                                December 31, 2006


Assets                                                               (Unaudited)

Current assets
  Cash and cash equivalents                                        $     12,352
  Accounts receivable, net                                            1,721,007
  Inventory, net                                                      1,496,943
  Prepaid expenses and other current assets                             193,848
                                                                   ------------

    Total current assets                                              3,424,150

  Equipment, net                                                         57,896
  Royalty advances, net                                                 196,528
  Prepublication costs and other assets, net                            503,129
                                                                   ------------

    Total other assets                                                  757,553
                                                                   ------------

    Total assets                                                   $  4,181,703
                                                                   ============



Liabilities and shareholders' equity

Current liabilities
  Notes payable - Bank & related parties                           $  1,486,926
  Current portion, long term debt                                        29,257
  Accounts payable and accrued expenses                               1,643,630
  Deferred Revenue                                                       52,443
  Royalties and commissions payable                                     370,561
                                                                   ------------

    Total current liabilities                                         3,582,817

Long term liabilities
  Long term debt, net of current portion                                255,522
                                                                   ------------

Total long term liabilities                                             255,522
                                                                   ------------

Total liabilities                                                     3,838,339

Commitments

Shareholders' equity
Common stock - par value
$0.0001, authorized 850,000,000                                          61,247
Paid-in capital                                                       6,931,881
Accumulated deficit                                                  (6,649,764)

Total shareholders' equity                                              343,364
                                                                   ------------

Total liabilities and shareholders' equity                         $  4,181,703
                                                                   ============



    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                                              Trudy Corporation
                                    Consolidated Statement of Operations
                        For the Quarters Ended December 31, 2006 & December 31, 2005


                                                Three Month Period                  Nine Month Period
                                                Ended December 31,                  Ended December 31,
                                         -------------------------------     -------------------------------
                                             2006              2005              2006              2005
                                         -------------     -------------     -------------     -------------
                                          (unaudited)       (unaudited)       (unaudited)       (unaudited)
Net Revenue
  Net product sales                          1,779,371         1,074,595         4,123,471         4,405,633
  Net royalty sales                            143,147            11,682           203,912            40,104
                                         -------------     -------------     -------------     -------------

Net sales                                    1,922,518         1,086,277         4,327,383         4,445,737


Cost of sales                                  940,308           651,359         2,387,737         2,498,768
                                         -------------     -------------     -------------     -------------


Gross profit                                   982,210           434,918         1,939,646         1,946,969

Operating expenses:
  Selling, general and administrative          838,914           590,940         2,014,979         1,936,074
                                         -------------     -------------     -------------     -------------

Income/(loss) from operations                  143,296          (156,022)          (75,334)           10,895

Other income/(expense)
  Interest, net                                (34,438)          (45,838)         (107,590)         (125,982)
  Other income/(expense), net                    2,675              (999)           (6,560)            7,552
                                         -------------     -------------     -------------     -------------

Other income/(expense)                         (31,763)          (46,837)         (114,150)         (118,430)
                                         -------------     -------------     -------------     -------------

Net income/(loss)                        $     111,533     $    (202,859)    $    (189,484)    $    (107,535)
                                         =============     =============     =============     =============

Basic and diluted net
  income/(loss) loss per share           $          --     $          --                       $          --
                                         =============     =============     =============     =============

Weighted average number of
  shares outstanding                       612,466,330       458,734,057       555,622,583       457,414,057
                                         =============     =============     =============     =============


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                                                          Trudy Corporation
                                          Consolidated Statements of Shareholders' Deficit
                                                   Quarter ended December 31, 2006


                                                     Common Stock                Additional                              Total
                                            --------------------------------       Paid-in         Accumulated        Shareholders'
                                                Shares            Amount           Capital           Deficit             Equity
                                            --------------    --------------    --------------    --------------     --------------
Balance at March 31, 2006 (audited)            458,734,057    $       45,874    $    5,383,384    $   (6,460,280)    $   (1,031,022)

Contributed compensation                                --                --            22,697                --             22,697

Net loss (unaudited)                                    --                --                --          (349,481)          (349,481)

                                            --------------    --------------    --------------    --------------     --------------
Balance at June 30, 2006 (unaudited)           458,734,057    $       45,874    $    5,406,081    $   (6,809,761)    $   (1,357,806)
                                            ==============    ==============    ==============    ==============     ==============

Debt conversion                                140,432,273    $       14,043    $    1,390,280                       $    1,404,323

Stock-based consulting expense                  12,500,000             1,250           130,000                              131,250

Board Compensation                                 800,000                80             5,520                                5,600

Net income (unaudited)                                                                                    48,464             48,464

                                            --------------    --------------    --------------    --------------     --------------
Balance at September 30, 2006 (unaudited)      612,466,330    $       61,247    $    6,931,881    $   (6,761,297)    $      231,831
                                            ==============    ==============    ==============    ==============     ==============

Net income (unaudited)                                                                                   111,533            111,533

                                            --------------    --------------    --------------    --------------     --------------
Balance at December 31, 2006 (unaudited)       612,466,330    $       61,247    $    6,931,881    $   (6,649,764)    $      343,364
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

                                           Trudy Corporation
                                 Consolidated Statements of Cash Flows


                                                                             For the Nine Months
                                                                              Ended December 31,
                                                                      ---------------------------------
                                                                           2006               2005
                                                                      --------------     --------------
                                                                        (unaudited)        (unaudited)
Cash Flows From Operating Activities
Net loss                                                              $     (189,484)    $     (107,535)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation                                                                12,684             13,355
  Amortization of pre-publication costs                                      101,251            207,286
  Provision for losses on accounts receivable                                 39,268              3,877
  Provision for promotional allowance                                        (14,048)                 0
  Provision for slow moving inventory                                         15,000                  0
  Provision for sales returns                                               (367,984)            (9,151)
  Contributed compensation                                                    22,697             74,603
  Consulting fee                                                              43,750                  0
  Board Compensation                                                           5,600             17,058
  Interest Expense                                                             5,798             20,276

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                                  40,032            (57,516)
  Decrease (Increase) in inventories                                         155,354           (605,036)
  (Increase) Decrease in prepaid expenses and other current assets           (13,738)            58,911
  Increase (Decrease) in accounts payable and accrued expenses              (114,431)           413,527
  Increase (Decrease) in deferred revenue                                     52,442                  0
  Increase (Decrease) in royalties and commissions payable                    54,424           (121,799)
                                                                      --------------     --------------
Net cash used by operating activities                                       (151,385)           (92,144)

Investing activities:
  Purchases of property and equipment                                        (48,645)           (13,735)
  Pre-publication and royalty advances                                       (77,198)          (192,337)
                                                                      --------------     --------------
Net cash used by investing activities                                       (125,843)          (206,072)

Financing activities:
  Net change in note payable, bank                                            56,484            439,001
  Repayments to related parties                                              (37,365)          (149,834)
  Proceeds from related parties                                              260,000                  0
                                                                      --------------     --------------
Net cash provided by financing activities                                    279,119            289,167
                                                                      --------------     --------------

Net increase (decrease) in cash and cash equivalents                           1,891             (9,050)
Cash and cash equivalents at beginning of period                              10,461             32,442
                                                                      --------------     --------------
Cash and cash equivalents at end of period                            $       12,352     $       23,392
                                                                      ==============     ==============



Cash paid for interest                                                $       90,276     $       34,255
Cash paid for income taxes                                            $           --     $           --


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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2006.

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

On December 29, 2006, Advanced Marketing Services (AMS), one of the Company's largest customers and the largest distributor to the warehouse clubs, filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. AMS said it took the action after its bank, Wells Fargo, refused to extend its loan agreement beyond December 28, depriving it of operating funds. Wells Fargo had routinely extended its credit agreement with AMS even though the distributor had been in violation of certain lending covenants. These violations include AMS' inability to file updated financial information for fiscal year 2004 through the present.

AMS has secured $75 million debtor-in-possession financing from Wells Fargo Foothill and as a result the Company continues to do business with AMS, with lower risk credit terms including partial payment in advance of each shipment and full payment shortly thereafter.

As of December 31, 2006, the Company had outstanding receivables from AMS of approximately $251,000. Based on the information currently available the Company believes its reserves are sufficient to cover any reduction in receivables that may result from any bankruptcy settlement.


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


Intangible Assets

As a result of the merger of Studio Mouse, LLC into the Company effective March 31, 2005, an intangible asset was recorded as a result of the premium paid due to the non-exclusive license granted by Disney Licensed Publishing, an imprint of Disney Book Group, LLC, (formerly Disney Children's Book Group, LLC) ("Disney"). The intangible asset is being amortized on a straight line basis over a three year period.


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

Due to changes in the Company's business, effective December 31, 2006, royalty revenue is presented as a component of net sales. All periods presented conform with this presentation.


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

The Company periodically issues shares of its common stock to employees as grants. Shares issued for services are valued either at the Company's estimate of the fair value of the common stock at the date of issuance or based on the market price at the date of issuance.


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

Advertising expense related to catalogs and brochures was $12,258 and $1,618 for the three month periods ended December 31, 2006 and 2005, respectively. Advertising expense related to catalogs and brochures was $24,686 and $32,881 for the nine month periods ended December 31, 2006 and 2005, respectively.

Other advertising expense was $356 for the three month period ended December 31, 2006. There was no advertising expense for the three months ended December 31, 2005. Other advertising expense was $1,262 and $675 for the nine month periods ended December 31, 2006 and 2005, respectively.


4.  Inventories

Inventories consist of the following:


        Raw Materials                                $    38,470
        Finished Goods                                 1,793,473
        Reserve for Obsolescence                        (335,000)
                                                     -----------
        Inventory                                    $ 1,496,943
                                                     ===========


5. Notes Payable, Bank and Related Parties

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
       Burnham, Chairman of the Board).                               $497,000

       Note payable, bank, due on demand with a maturity of February 28, 2007. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus
       1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder
       (William W. Burnham, Chairman of the Board). 100,000

       Notes payable to a principal shareholder (William W.
       Burnham, Chairman of the Board) due May 27, 2007.
       Interest is payable monthly at 6.50%.                           260,000

       Note payable, bank, due on demand. Interest is
       payable monthly at LIBOR plus 1%. The note is secured
       by a personal guarantee of a principal shareholder
       (William W. Burnham, Chairman of the Board).                    629,926
                                                                    ----------
                                  Total                             $1,486,926
                                                                    ==========


6. Long term debt

       Note payable, bank, payable in monthly installments
       of $2,713 including interest at 7%. Balance due in
       February 2009. The note is secured by all assets of
       the Company, a mortgage on the Company's premises and
       a personal guarantee of a principal shareholder                 264,740

       Note payable, affiliate, payable in monthly
       installments of $2,241.  The note is unsecured.                  20,039
                      Less current portion                             (29,257)
                                                                    ----------
                      Total                                         $  255,522
                                                                    ==========


The scheduled principal payments on long term debt follow:
       Year ending December 31, 2007                                $   29,257
       Year ending December 31, 2008                                    20,229
       Year ending December 31, 2009                                   235,293
                                                                    ----------
                      Total                                         $  284,779
                                                                    ==========


7.   Income Taxes

The components of income tax (benefit) are as follows:

                                                           December 31, 2006                    December 31, 2005
                                                   --------------------------------     --------------------------------
                                                       Current          Deferred            Current          Deferred
                                                   --------------------------------     --------------------------------
Income tax expense (benefit) before application
of operating loss carryforwards                    $            0    $      (75,800)    $            0    $      (43,000)

Income tax expense (benefit) of operating
Loss carryforwards                                              0                 0                  0                 0

Change in valuation allowance                                   0            75,800                  0            43,000
                                                   --------------------------------     --------------------------------

Income tax expense (benefit)                       $            0    $            0     $            0    $            0
                                                   ================================     ================================


The deferred taxes are comprised of the following at December 31, 2006:

       Net operating loss carryforwards                     $  1,757,800
       Reserves and allowances                                   240,000
                                                            ------------

       Total deferred tax assets                               1,977,800
       Less valuation allowance                               (1,977,800)
                                                            ------------

       Net deferred tax assets                              $          0
                                                            ============


The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of December 31, 2006, the Company has a net operating loss carryforward of approximately $3.9 million for federal income tax purposes which expire at various dates through 2024. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.


8. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $23,943 and $13,990 for the three months ended December 31, 2006 and 2005, respectively. Rent expense totaled $71,228 and $57,488 for the nine months ended December 31, 2006 and 2005, respectively.

In November, 2006 the Company borrowed $260,000 from William W. Burnham, the Chairman of the Company and the principal shareholder. The terms of the note can be found in Note 5 to the financial statements.

Interest to related parties totaled $2,873 and $14,136 for the three months ended December 31, 2006 and 2005, respectively. For the nine months ended December 31, 2006 and 2005, interest to related parties totaled $17,938 and $23,562, respectively.

There were no repayments to related parties for the three months ended December 31, 2006. Repayments to related parties totaled $26,095 for the three months ended December 31, 2005.

Mr. Bradford Mead is the President of Delta Capital Group, and he currently serves on the Company's Board of Directors. Delta Capital was the Company's investment advisor until October 30, 2006 when the consulting agreement was terminated.

Delta Capital Group received fees in the amount of $3,000 and $9,000 from the Company in the quarters ended December 31, 2006 and 2005, respectively. Delta Capital Group received $18,000 and $30,000 in fees from the Company for the nine months ended December 31, 2006 and 2005, respectively.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES.

Overview

Net Sales for the Company's December Quarter of fiscal 2007 increased 77.0% versus the comparable quarter of fiscal 2006. This is primarily a result of revenue increases among domestic warehouse clubs and the Company's international mass market distributors, including customers in Latin America and Spain. The increases were broad-based across the Company's product lines, including Smithsonian and Disney-branded products and sub-rights sales. In addition, the Company' newest license from Sesame Workshop was launched during the quarter with wide market acceptance, The Company's profit margin improved from 40.0% in the prior year to 51.1% in the current year. The three month results in operations were $111,533 versus a loss of $202,859 for the prior year and a loss for the nine months of $189,484 versus a loss of $107,535 for the prior year.

Three months ended December 31, 2006

As noted above, net sales for the second quarter of fiscal 2007 increased 77.0% versus the prior year due to the aforementioned reasons, and the three month operations resulted in net income of $111,533. Sparking these increases were the Company's introduction of two new novelty preschool book formats under the Disney, Sesame Workshop and Smithsonian licenses. These formats generated significant placement in the warehouse clubs and mass market retailers. Sales of Disney-licensed products (including a product featuring characters from the Disney o Pixar film, Cars) as a percentage of total Company sales, increased from 69.0% to 73.1% for the quarter versus the comparable quarter a year ago. Sesame Workshop licensed product sales were 6.9% of Company revenue with the launch of just two titles in two novelty formats. Smithsonian-licensed product sales declined from 17.7% of Company sales to 8.6%, principally due to the significant increase in Disney-licensed product sales and the market introduction of the two Sesame licensed titles.

                            Percentage of Sales by license for the quarters
                                           ended December 31,
                        --------------------------------------------------------
          License                     2006                        2005
--------------------------------------------------------------------------------
 Disney                                      73.1%                         69.0%
 Smithsonian                                  8.6                          17.7
 Sesame Workshop                              6.9                           0.0
 AWF                                          3.0                           1.1
 All other                                    8.4                          12.2
                        --------------------------------------------------------
 Total                                      100.0                         100.0
                        ========================================================


                                 Sales increases, net of provisions
                                       for returns, for the
                                   three months ended December 31,
                             ------------------------------------------
       Sales channel                   2006              2005              Variance         % change
-----------------------------------------------------------------------------------------------------
International Mass
Market Distributors                  $597,173               $0             $597,173             NMF

Domestic Warehouse
Club Distributors                     184,455           17,349              167,106            963.2%

Domestic Non-returnable
Warehouse Club
Distributors                          148,950                0              148,950             NMF

The Company's distributor in Latin America for Disney-licensed titles in Spanish language continues to add new titles, which are translated, graphically designed and printed by the Company for shipment on a non-returnable basis. In addition, the Company continues to grow sales associated with its licenses from Disney Publishing Worldwide for Spanish language book and audio editions for distribution in Spain and North America. As a result of these events, sales to International mass market distributors were $597,173. There were no orders in the corresponding quarter in the prior year because the Christmas orders shipped in the prior year's September quarter.

Sales to the Company's domestic warehouse club distributor, Advanced Marketing Services (AMS) increased as a result of the rollout of new Fall 2006 formats and a large sale to the distributor's proprietary division which purchased bundled Smithsonian toy, book and audio sets on a non-returnable basis. However, on December 29, 2006 AMS filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. AMS said it took the action after its bank, Wells Fargo, refused to extend its loan agreement beyond December 28, depriving it of operating funds. Wells Fargo had routinely extended its credit agreement with AMS even though the distributor had been in violation of certain lending covenants. These violations include AMS' inability to file updated financial information for fiscal year 2004 through the present.

AMS has secured $75 million debtor-in-possession financing from Wells Fargo Foothill and as a result the Company continues to do business with AMS, with lower risk credit terms including partial payment in advance of each shipment and full payment shortly thereafter.

As of December 31, 2006, the Company had outstanding receivables from AMS of approximately $251,000. Based on the information currently available the Company believes its reserves are sufficient to cover any reduction in receivables that may result from any bankruptcy settlement.

Sub-rights royalty sales increased by $131,465 versus the prior year's quarter resulting primarily from the sale of publication rights of two of the Company's proprietary Mother Goose titles to a door-to-door distributor. There was no comparable sale in the prior year. As a result, the Company has reclassified sub-rights royalty sales with operating revenue for the current and prior comparative periods.

                                 Sales decreases, net of provisions
                                       for returns, for the
                                   three months ended December 31,
                             ------------------------------------------
       Sales channel                   2006              2005              Variance         % change
-----------------------------------------------------------------------------------------------------
Canadian Book Distributors            $ 74,873          $139,615            $(64,742)          (46.4)

Domestic Discount Retail,
Non-returnable                         267,041           319,705             (52,664)          (16.5)

International Trade Book
Distributors                            19,935            62,223             (42,288)          (68.0)

While most divisions experienced increased sales, sales to Canadian book distributors decreased from $139,615 to $74,873 in the current quarter. This was due mainly to decreased sales and the timing of holiday orders.

Several other channels of trade including non-returnable domestic discount retailers, international trade book distributors, domestic book clubs and consumer catalogs also experienced decreased sales.


Nine months ended December 31, 2006

Net sales for the nine months ended December 31, 2006 and December 31, 2005 were $4,327,383 and $4,445,737, respectively. This represents a decrease of $118,354 or 2.7% versus the prior year. The nine months operations resulted in a net loss of $189,484 versus a net loss of $107,535 for the prior year.

For the nine months ended December 31, 2006, Disney-licensed product sales accounted for 56.5% of the Company's total sales, versus 69.2% of the Company's sales in the prior year. Sales of product under license with the Smithsonian Institution increased to 21.1% of sales in the current year from 15.1% in the nine month period ended December 31, 2005. The Company's proprietary products, largely its Mother Goose series, comprised 9.5% of sales versus 6.6% for the nine month period last year.


                         Sales by license for the nine months ended December 31,
                         -------------------------------------------------------
          License                2006                                   2005
--------------------------------------------------------------------------------
 Disney                                   56.5%                            69.2%
 Smithsonian                              21.1                             15.1
 Proprietary                               9.5                              6.6
 Sesame Workshop                           3.6                              0.0
 AVMA                                      3.2                              2.3
 All other                                 6.1                              6.8
                         -------------------------------------------------------
 Total                                   100.0                            100.0
                         =======================================================


For the nine months ended December 31, 2006, the decrease in net sales is attributable to several channels of trade:

                                 Sales declines, net of provisions
                                          for returns, for
                                  the nine months ended December 31,
                             ------------------------------------------
       Sales channel                   2006              2005              Variance         % change
-----------------------------------------------------------------------------------------------------
International
Direct-to-Consumer Book
Distributors                          $ 30,570          $ 513,543           $(482,973)         (94.1%)

Domestic
Direct-to-Consumer Book
Distributors                           229,448            547,123            (317,675)         (58.1%)

Domestic Book Retailers                122,372            221,902             (99,530)         (44.9%)


International direct-to-consumer book distributor sales decreased as a result of non-repeating orders this year versus the comparable 2005 nine month period.

Sales to domestic direct-to-consumer book distributors decreased for the same reason as the international direct-to-consumer division, where orders a year ago to the single largest domestic display marketer were not repeated this year. This channel of trade is based upon opportunistic sales and does not follow a regularly repeating order cycle. In addition, the largest distributor in this division has placed a freeze on new orders subject to the resolution of a purchase/sale agreement.

Domestic book retail sales decreased as a result of distribution losses of several titles in the major national book chains.


                                 Sales increases, net of provisions
                                         for returns, for
                                 the nine months ended December 31,
                             ------------------------------------------
       Sales channel                   2006              2005              Variance         % change
-----------------------------------------------------------------------------------------------------
International
Mass Market Distributors              $ 910,887         $ 473,317           $ 437,570          92.5%

Domestic Non-returnable
Warehouse Club Distributors             262,350                 0             262,350           NMF%

Domestic Warehouse Club
Distributors                            725,890           504,566             221,324          43.9%

For the nine months ended December 31, 2006, several channels of trade experienced increased sales, including international mass market distributors. For the nine months, sales increased $437,570, or 92.5% versus the prior year. This increase is a result of increased purchases of an expanded list of titles from the Company's Spanish language distributor in Latin America and an initial order from the Company's distributor in Spain for several Spanish language titles, in addition to orders from the Company's distributor of Disney-licensed product in South Africa.

Sales to the Company's non-returnable domestic warehouse club distributor, AMS, were $262,350. There were no sales to this channel of trade in the prior year. Sales in this division are attributable to Smithsonian-licensed book, toy and compact disc products.

Sales to domestic warehouse club distributors increased $221,324 as a result of acceptance by the clubs of new formats and titles as well as the Company's new license initiative with Sesame Workshop.

Sub-rights royalty sales also increased by $163,808 versus the prior year resulting primarily from the sale of publication rights of two of the Company's proprietary Mother Goose titles to a door-to-door distributor. There was no comparable sale in the prior year.



COST OF SALES.

Three months ended December 31, 2006

The Company's cost of sales for the quarter ended December 31, 2006 increased $288,949 from $651,359 in the prior year to $940,308 in the current year, an increase of 44.4%, as a result of the increased sales volume. Cost of sales as a percentage of net sales decreased from 60.0% to 48.9% in the current quarter as a result of increased sub-rights sales and a change in the product and customer mix.


 Nine months ended December 31, 2006

The Company's cost of sales for the nine months ended December 31, 2006 decreased $111,031 from $2,498,768 in the prior year to $2,387,737 in the current year, a decrease of 4.4%. The decrease came as a result of the lower sales volume. Cost of sales as a percentage of net sales decreased from 56.2% to 55.2% in the current nine month period.



GROSS PROFIT.

Three months ended December 31, 2006

The resulting gross profit for the quarter ended December 31, 2006 increased 125.8% to $982,210 versus the prior quarter's gross profit of $434,918. Gross margin was 51.1% in the current quarter versus 40.0% in the quarter ended December 31, 2005.

Nine months ended December 31, 2006

Gross profit for the nine months ended December 31, 2006 decreased 0.4% to $1,939,646 versus the prior year's gross profit of $1,946,969. Year to date gross margin was 44.8% versus 43.8% in 2005.



SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended December 31, 2006

The Company's selling, general, and administrative costs increased $247,974 to $838,914 for the three months ended December 31, 2006 versus $590,940 for the three months ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses decreased from 54.4% of net sales from the prior quarter to 43.6% of net sales in the current quarter.

Selling expenses increased principally due to royalties which increased $91,558 from $183,957 to $275,515, a 49.8% increase for the current quarter versus the prior year. The increase is primarily the result of the quarter's increased sales and the sales mix of licensed products versus the prior year. Additional factors contributing to the increase in selling and administrative expenses were the increase in the provision for bad debt as a result of the bankruptcy filing of AMS, accounting fees and strategic consultant fees resulting from the engagement of Stanton & Walker Company.

Nine months ended December 31, 2006

For the nine months ended December 31, 2006 the Company's selling, general, and administrative costs increased $78,905 to $2,014,979 from $1,936,074. As a percentage of net sales, selling, general and administrative expenses increased from 43.5% of net sales from the prior year to 46.6% of net sales in the current year.

Selling expenses increased principally as a result of the increased provision for bad debt versus the prior year and an increase in accounting and strategic consulting fees.



INCOME/LOSS FROM OPERATIONS.

Three months ended December 31, 2006

For the quarter ended December 31, 2006, the income from operations was $143,296 versus a loss of $156,022 for the prior year's quarter.

Nine months ended December 31, 2006

For the nine months ended December 31, 2006, the loss from operations was $75,335 versus income of $10,895 for the prior year, a decrease of $86,229.


OTHER INCOME/EXPENSE.

Three months ended December 31, 2006

The Company's other expense for the quarter ended December 31, 2006 was $31,763 versus a $46,837 expense for the quarter ended December 31, 2005. Interest expense decreased for the quarter versus the comparable quarter a year ago as a result of the conversion of shareholder debt into equity in July, 2006.

Nine months ended December 31, 2006

The Company's other expense for the nine months ended December 31, 2006 was $114,150 versus a $118,430 expense for the nine months ended December 31, 2005. Again, lower interest expense contributed to the period's decreased expense versus the prior year.


NET INCOME/LOSS.

Three months ended December 31, 2006

As a result of the items discussed above, the Company's net income for the quarter ended December 31, 2006 was $111,533 compared to a net loss of $202,859 for the comparable prior quarter.

Nine months ended December 31, 2006

For the nine months ended December 31, 2006 the Company's net loss was $189,484 compared to a net loss of $107,535 for the comparable prior year.



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


Liquidity and Capital Resources

                                   For the quarters ended
                                         December 31,
                                 ----------------------------
                                     2006           2005         Variance      % change
---------------------------------------------------------------------------------------
Net assets (deficiency)          $  343,364     $(1,380,558)    $1,723,922         NMF%

Working capital (deficiency)       (158,666)       (146,997)       (11,669)        7.9

Accounts receivable, net          1,721,007       1,027,632        693,375        67.5

Accounts payable and
accrued expenses                  1,643,630       1,634,475          9,155         0.6

Royalties and commissions
payable                             370,561         269,544        101,017        37.5

At December 31, 2006 the Company had net assets of $343,364 versus a deficiency at December 31, 2005 of $1,380,558. Working capital deteriorated by $11,669 from a deficiency of $146,997 to a deficiency of $158,666 at December 31, 2006.

Accounts receivable increased from $1,027,632 at December 31, 2005 to $1,721,007 at December 31, 2006, an increase of $693,375 (see comments below regarding Advanced Marketing Services). Accounts payable and accrued expenses increased $9,155 versus the prior year from $1,634,475 to $1,643,630 at December 31, 2006. Royalties and commissions payable increased $101,017 versus the prior year from $269,544 at December 31, 2005 to $370,561 at December 31, 2006 primarily as a result of the sales mix and the increased level of sales.

On November 10, 2006 the Company closed on an additional $100,000 short term note with the same terms as its existing credit line. The note is secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).

On November 28, 2006 the Company received an additional $260,000 short term note from its principal shareholder (William W. Burnham, Chairman of the Board). The note is due May 27, 2007. Interest is payable monthly at 6.50%.

As of December 31, 2006 the balance on the Company's revolving line of credit was $497,000. As noted above the maximum amount of funds currently available to the Company is $850,000.

As of February 9, 2007 the Company's backlog was approximately $2,304,000.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving credit facility, including the amended facility of $850,000, the additional bank borrowing and the shareholder note, if revenue growth is to be realized. The Company continues to explore outside funding options in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities and publication initiatives. It is believed a strategic or private equity investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition.

On October 30, 2006 the Company and Delta Capital Group, LLC terminated their engagement which had provided assistance in seeking and securing financing while exploring the Company's strategic options. It continues to maintain its engagement with Stanton, Walker & Company with the objective to seek out accretive acquisitions.

On December 29, 2006, Advanced Marketing Services (AMS), one of the Company's largest customers and the largest distributor to the warehouse clubs, filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. AMS said it took the action after its bank, Wells Fargo, refused to extend its loan agreement beyond December 28, depriving it of operating funds. Wells Fargo had routinely extended its credit agreement with AMS even though the distributor had been in violation of certain lending covenants. These violations include AMS' inability to file updated financial information for fiscal year 2004 through the present.

AMS has secured $75 million debtor-in-possession financing from Wells Fargo Foothill and as a result the Company continues to do business with AMS, with lower risk credit terms including partial payment in advance of each shipment and full payment shortly thereafter.

As of December 31, 2006, the Company had outstanding receivables from AMS of approximately $251,000. Based on the information currently available the Company believes its reserves are sufficient to cover any reduction in receivables that may result from any bankruptcy settlement.

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

(b)    Reports on Form 8-K

I. Item 8.01. On December 19, 2006, the registrant announced in a press release issued December 18, 2006 that it had been advised that the assets in liquidation of Chart Studio Publishing (PTY) Ltd, Johannesburg, South Africa, were sold at auction by Court-appointed Liquidators to a successful bidder from Capetown, South Africa. The Company, whose bid was exceeded by a narrow margin, had been in negotiation with Chart Studio's management since September, prior to Chart Studio's filing in liquidation, for the purchase of substantially all its assets.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRUDY CORPORATION
                                          (REGISTRANT)

Date: February 14, 2007                   By: /s/ ASHLEY C. ANDERSEN
                                              ----------------------------------
                                              Ashley C. Andersen,
                                              President, Chief Executive Officer
                                              Acting Chief Financial Officer