Form 10KSB
period 2007-03-31
TRUDY CORP
filed 2007-07-06
CIK 815098

UNITED STATES
                        SECURITIES ANDEXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the year fiscal year ended March 31, 2007


                         Commission file number: 0-16056


                                TRUDY CORPORATION
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


                            Telephone: (203)846-2274
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock,$.0001 par value

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended March 31, 2007 were $6,270,977.

As of September 30, 2006, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $2,454,702. As of July 5, 2007, 850,000,000 were authorized and 612,566,330 shares of Common Stock, $.0001 par value per share, were issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business
-------------------------------

Trudy Corporation (hereinafter referred to as the `Company'), publishes children's books, books with read- and sing-along audio tapes and CD's and designs, manufactures and markets plush stuffed animals for sale to domestic and international retail and wholesale customers on a returnable and non-returnable basis. The Company's products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints and Fetching Books.

Trudy Corporation was organized as a Connecticut corporation under the name Norwest Manufacturing Corporation on September 14, 1979, changed its name to Trudy Toys Company, Inc. on December 5, 1979, changed its name to Trudy Corporation on March 27, 1984 and was re-incorporated as a Delaware corporation on February 25, 1987. On July 27, 1987 the Company first offered shares of common stock for sale to the public. Products and Licensing

                     Sales by license for the fiscal years ended March 31,
                    -----------------------------------------------------
License                   2007                                    2006
-------------------------------------------------------------------------
Disney                      54.9%                                   70.1%
Smithsonian                 18.0                                    13.3
Proprietary                 11.5                                     9.4
Sesame Street                9.4                                     0.0
WGBH                         2.6                                     2.3
Marshall                     0.1                                     2.6
All other                    3.5                                     2.3

The Company holds a non-exclusive publishing license with Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). The license will be effective through December, 2008. The license provides for the Studio Mouse imprint to publish certain novelty book and audio CD formats for distribution into the United States, certain of its Possessions and Territories, Canada as well as the United Kingdom, Spain, Russia, South Africa and many select countries throughout Asia, the Middle East, Eastern Europe, Latin America, and the Caribbean, with more countries pending approval. The agreement includes a 3 year distribution period for an expanded line of novelty books with audio CD's with content based on an educational platform. The licensed characters include core properties such as Disney Princess and Winnie-the-Pooh, selected Disney Channel shows, as well as feature films including Disney-Pixar titles such as "Finding Nemo" and "Cars" as well as Disney's own animation releases such as "Chicken Little." The license also includes Spanish language and bilingual rights for distribution in North America, Latin America and Spain.

The material published is targeted to a preschool through early elementary school audience and contains early childhood developmental and educational content utilizing popular Disney characters. Since the inception of the license the Company has published over 80 Disney-branded titles in English and Spanish. For the fiscal year ended March 31, 2007 sales of Disney-licensed product represented 54.9% of total sales. In the fiscal year ended March 31, 2006 sales of Disney-licensed product represented 70.1% of total sales. The Disney license requires royalties to be paid.

The Company holds an exclusive license from the Smithsonian Institution to create Smithsonian-licensed titles through September 30, 2007, in connection with the sale of educational kits, under the Soundprints imprint, containing realistic wildlife plush toys, storybooks, and audiocassettes or compact discs or some combination thereof. For the fiscal year ended March 31, 2007 sales of Smithsonian-licensed product represented 18.0% of total sales. For the fiscal year ended March 31, 2006 sales of Smithsonian-licensed product represented 13.3% of total sales. The Smithsonian license requires royalties to be paid. The Company is currently negotiating a new contract with the Smithsonian that would commence October 1, 2007.

Products & Licensing

Smithsonian-licensed products

In February of 2007, the Company released a 21-piece set for the school and library market featuring the Company's Smithsonian-licensed series, "Let's Go to the Zoo," a photographic board book and soft toy series for the preschool and toddler markets. The 21-piece set includes 10 board books, 10 soft toys and 1 resource and activity guide authored by a preschool expert, providing daily lessons, activities and learning extensions based upon the books and toys, all packaged in a high quality carrying case with handle.

In fall 2006, the Company released a new series of fully illustrated Alphabet books under license from the Smithsonian Institution. These titles feature the Company's patent-pending sliding CD tray, an audio CD with original music and a read-along, as well as a 32-page storybook and full-size fold-out poster.

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


Sesame Workshop-licensed products

In February of 2006, the Company announced its agreement with Sesame Workshop to create books and novelty books with audio compact discs featuring characters from television's Sesame Street, Elmo's World and Sesame Beginnings for release beginning in fall of 2006. The release of the first titles was tremendously successful, and the Company introduced four additional titles in the spring of 2007. The Company continues to develop titles under this license across its array of formats for multiple sales channels.


WGBH-licensed: PEEP

In the spring of 2005 in a continuing effort to focus on the preschool "edutainment" market, The Company's Soundprints imprint introduced a series of storybooks under its license from WGBH Educational Foundation for the Peep and the Big Wide World television series airing as part of the Ready, Set, Learn programming block on The Learning Channel and Discovery Kids weekdays in the United States and on assorted channels worldwide. Beginning in April, 2007, Peep and the Big Wide World is airing on Public Television Stations around the country. These titles focus on gentle science and scientific concepts for preschoolers and incorporate the Company's patent-pending CD storage format. Sales of Peep products got off to a disappointing start though the Company is encouraged by the sales increase in the fiscal year ending March 31, 2008.

Proprietary Products

Soundprints also introduced a new, updated proprietary Mother Goose nursery rhyme and sing-along property and board book collection. With all new artwork, lyrics and audio tracks, these compilations of best-loved songs and rhymes focus on the development of early audio, visual and fine motor skills in toddlers and preschoolers.

The Company introduced 108 new titles in fiscal 2007, 52 in fiscal 2006, and has plans to expand new introductions in future years.


Formats

The Company has developed several unique proprietary formats that are utilized in conjunction with its different licenses. Below is a summary of some of the Company's different formats and a sampling of the licensed properties that are combined with these formats:

         o In the spring of 2007, the Company launched two new formats designed to address the market opportunity for lower priced book and CD combinations:

                  o The Read, Listen & LearnTM format is an 8 by10 inch, 24-page paperback book with a CD secured behind a protective flap, with a retail price of $4.99. This format was launched with Disney-licensed content such as Disney's Winnie-the-Pooh and Disney Princess in Spanish language titles. The Company continues to release titles in this format in English language with other licenses such as Sesame Workshop and the Smithsonian Institution.

                  o The Carry-a-TuneTM format is a 24-page soft cover book with an unusually sturdy paperboard cover, a die-cut handle and a CD secured behind a protective flap. This format also retails for $4.99, and was first released with content featuring Disney Princess, Sesame Street and the Company's proprietary Lullabies and Wheels on the Bus material from the Company's Mother Goose property. The Company continues to release titles in this format, including Disney's Winnie-the-Pooh, Playhouse Disney's Mickey Mouse Clubhouse, Smithsonian Institution as well as the Company's own properties.

         o In the Spring of 2006 the Company continued to expand its title offering in its successful Bitsy Board Book Travel Pack format, which has sold well over 1,000,000 copies in various titles across all of the Company's major licenses in the last 3 years.

         o In the spring of 2006, the Company introduced two new novelty "edutainment" formats:

                  o The Learn & CarryTM features four 20-pageboard books, a carrying case and audio CD in a re-usable patent-pending CD tray. This format was introduced with titles featuring Disney Princess, Peep and the Big Wide World, as well as the Company's proprietary Mother Goose Counting Rhymes and At the Farm properties. The Company continues to add to the licenses in this format, such as Disney*Pixar Cars, Disney's Winnie-the-Pooh, Playhouse Disney's Little Einsteins and Sesame Street.

                  o The patent-pending Zip & CarryTM features a 36-pageboard book and CD storage pocket with a soft handle and zippered closure. The format was introduced to the market with Disney's Winnie-the Pooh and Disney Princess titles, and since then has been expanded to include Sesame Beginnings, Sesame Street, Disney's Marie and Disney Bunnies.

         o In the fall of 2006, the company introduced a new novelty "edutainment" format entitled Learn-in-a-FlashTM, which incorporates the Company's patent-pending sliding CD storage tray, a CD, a storybook and 26 learning cards to be used for educational games and activities. This format was launched with the Sesame Street, Disney's Winnie-the-Pooh, Peep and the Big Wide World and Smithsonian Institution properties.


Marketing and Sales
--------------------

The Company's products are sold both nationally and internationally to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and approximately 110 independent commissioned sales representatives. The Company historically mailed a catalog directly to consumers, schools, and libraries. While this was discontinued in 2005 as a result of poor results, the Company test-launched a limited catalog mailing in the fall of 2006. The results were very positive and the Company looks to expand upon this initial success in the coming fiscal year. A Vice President - Sales and an Assistant Sales Manager call on mass merchandisers and non-returnable specialty book accounts such as Target, Costco, T.J. Maxx and Wal-Mart. They also handle direct sales to international accounts. The Vice President - Sales also supervises several networks of independent sales representatives who call on all other applicable book and toy sales channels.

The Company sells its products to accounts on both a returnable and a non-returnable basis.

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

The Company manufactures the majority of its products by sub-contracting with independent stuffed toy factories, compact disc duplicators and printing plants located in Asia. Toys purchased during the year were purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. Books and audio are procured from multiple vendors in China, India and Singapore. The Company co-copyrights with the Smithsonian Institution the design of each Smithsonian toy; the design of each Disney toy is owned by Disney. The designs of other stuffed toy products are proprietary to the Company. The Company does not own any of the Disney-branded and Sesame-branded book and audio products, other than the basic copyrights to its musical compositions and its right to its patent-pending proprietary formats, as Disney and Sesame retain all other content rights, and actively manage the release of new products. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere. Printers can also perform certain other functions such as receiving and consolidating stuffed toys from the original manufacturer, creating and printing packaging, and labeling and repacking product combinations for volume orders for drop shipment directly to large customers. Audiocassettes are duplicated domestically in the United States. CD's are duplicated in Hong Kong, China and Singapore and shipped to the book printer to be inserted into the books. Substantially all purchases are in U.S. dollars.


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


Competition
-----------

Management believes the Company is the leading supplier of licensed educational books and audiobooks that are often packaged with realistic or licensed character plush toys. The Company is not aware of any direct competitors in this market although there are a small number of publishers who compete by combining plush toys with single titles of children's classic books or licensed sound books. Management believes that the Company's innovative approach to packaging audio CDs with educational novelty books also differentiates its products in the marketplace. The Company believes that its competitive advantages lie in its licenses with Disney, the Smithsonian Institution and Sesame Workshop, its unique editorial genre, its innovative formats, its superior design, its creative approach to new product development and the perceived high quality of its products relative to the retail price.

However, many publishers and distributors compete with the Company for sales. Many are larger and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products. It is possible that increased competition or improved performance by these competitors may reduce the Company's market share, profit margin and operating results.

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


Employees
---------

As of June 1, 2007 the Company had 30 full-time and four part-time employees, all in its Norwalk, Connecticut facility. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area.


ITEM 2. DESCRIPTION OF PROPERTY

The Company leases a 27,000 square foot warehouse and administrative facility at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 50 miles northeast of New York City. This building is owned by a limited liability company owned by three members. Its principal member who owns a majority of the equity is the Company's Chairman. A former Director and Officer and a current Director each has a minority interest. The property was purchased and financed independently of the Company.

The Company signed a three year lease, effective May 1, 2005 that holds the Company responsible for payment of taxes, insurance and utilities. The Company is evaluating outsourcing its distribution in the event that its facilities and labor pool are deemed inadequate for future requirements. Effective June 19, 2006, the Company sublet 1,800 square feet of warehouse space to another publisher under a 3 year lease.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on the OTC Bulletin Board under the symbol "TRDY.OB." The price of the Company's Common Stock as of July 5, 2007 was $0.0037 per share. The prices presented are bid quotations, as reported by the OTC Bulletin Board Market, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of March 31, 2007, there were 1,420 common stockholders of record; there were 1,424 as of March 31, 2006.

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


Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006
-----------------------------------------------------------------------------

Results of Operations
---------------------

NET SALES.

Overview

Consolidated net sales for the year ended March 31, 2007 for the Company were $6,270,977 compared to $6,496,801 for the year ended March 31, 2006, a decrease of $225,824 or 3.5%.

Although the Company's profit margin improved from 40.6% in the prior year to 45.2% in the current year, resulting in gross profit for the current year of $2,835,672 compared with gross profit for the prior year of $2,638,167, the Company still recorded a net loss of $16,771 versus net income of $217,769 for the prior year, a decrease of $234,540. The gross profit improvement was primarily a result of increased sub rights royalty sales and reduced product costs.

For the year ended March 31, 2007, the decrease in net sales versus the prior fiscal year was primarily attributed to a one-time low-margin sale of an order to a display marketer in the prior fiscal year, in the amount of $625,000, which did not repeat itself in the year ended March 31, 2007. On the other hand, four sales divisions representing 52.4% of total Company net revenue witnessed a respectable increase in sales per the chart below. Two of these divisions, Domestic Warehouse Club Distributors and Mass Market Distributors, are shipped on a returnable basis and, as such, are shown net of provisions for returns.


                                             Sales increases, net of provisions for returns, for
                                                    the twelve months ended March 31,
                                       ------------------------------------------------------------
     Sales channel                          2007            2006         Variance        % change
---------------------------------------------------------------------------------------------------
International Mass Market
Distributors                           $  1,250,892    $    652,806    $    598,086            91.6%

Domestic Warehouse Club
Distributors (returnable)              $  1,228,830    $    850,931    $    377,899            44.4%

Domestic Warehouse Club
Distributors (non-returnable)          $    262,350    $          0    $    262,350             NMF

Mass Market Distributors
(returnable)                           $    542,245    $    393,954    $    148,291            37.6%

Domestic Warehouse Club Distributor Sales increased 44.4% or $377,899 for the current fiscal year versus a year ago, largely due to the Company's ability to create formats and content which had greater consumer appeal, thus reducing the returns percentage of product sold. Mass Market Distributor sales received a significant boost due to the launch of Sesame Workshop-licensed titles, which stimulated distribution in most of the major "big box" accounts.

A one-time order of $262,350 to the proprietary division of the Company's warehouse club distributor and sold on a non-returnable basis exemplified the Company's strategy to affect one way sales to the Company's key accounts. There were no such sales of this nature in the prior fiscal year.

On the international front, the Company increased its Disney Spanish language packaged sales to two international distributors, one in Latin America who is a Disney licensee and the other in Spain whose territory was added to the Company's license and who was appointed by the Company to distribute its Disney products. In both these markets, sales increased $598,086 or 91.6% to $1,250,892.

Other channels of trade experienced increased sales to supermarkets, drug store chains, and to distributors licensing the Company's proprietary content and formats in return for royalty payments.

Sales of Disney-licensed product represented 54.9% of total sales versus 70.1% of total sales for the prior fiscal year. For the fiscal year ended March 31, 2007 sales of Smithsonian-licensed product represented 18.0% of total sales versus 13.3% of total sales for the fiscal year ended March 31, 2006.

For the year ended March 31, 2007, the major sales channels that contributed to an overall decrease in Company net sales versus the prior year were those that purchased product for direct-to-consumer orders. These included the $625,000 one-time order in the prior fiscal year and unrepeated this year and sales to another direct-to-consumer distributor which underwent restructuring after the parent company was purchased resulting in a freeze on orders in the first quarter of 2007. Finally, a third direct-to-consumer customer in the United Kingdom was preempted from buying the Company's Disney-licensed products in 2007 due to changes in the licensing structure by Disney in this country. This resulted in a $498,901 decrease in sales to $37,910 for fiscal year 2007 versus fiscal year 2006.

                                                Sales decreases, for the twelve months ended
                                                                 March 31,
                                       ------------------------------------------------------------
     Sales channel                          2007            2006         Variance        % change
---------------------------------------------------------------------------------------------------
Domestic Direct-to-Consumer Book
Distributors                           $    295,055    $  1,295,472    $ (1,000,417)          (77.2%)

International Direct-to-consumer
Book Distributors                      $     37,910    $    536,811    $   (498,901)          (92.9%)

International
Trade Book Distributors                $    116,366    $    274,366    $   (158,000)          (57.6%)

Finally, International Trade Book Distributors declined due to a management decision in 2007 to pare back its sales efforts to a major customer in India for financial reasons after purchasing significant quantities of the Company's products in 2006.


COST OF SALES.

The Company's cost of sales for the year ended March 31, 2007 decreased $423,329 from $3,858,634 in the prior year to $3,435,305 in the current year, an improvement of 11.0%. Cost of sales as a percentage of net sales decreased from 59.4% to 54.8% in the current year. The most significant contributor to the decreased cost of sales came from direct product costs. As a percentage of net sales, direct product costs (cost of goods excluding overhead and miscellaneous costs) decreased from 43.2% to 37.8%.

Total warehouse, miscellaneous and product development costs remained relatively flat as a percentage of sales.


GROSS PROFIT.

The resulting gross profit for the year ended March 31, 2007 increased 7.5% to $2,835,672 versus the prior year's gross profit of $2,638,167. Gross margin increased from 40.6% in the prior year to 45.2% for the year ended March 31, 2007.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

The Company's selling, general, and administrative costs increased $145,998 to $2,712,170 for the year ended March 31, 2007, an increase of 5.7% on a 3.5% decrease in net sales.

A shift in the sales mix, resulting in a larger percentage of sales to customers for whom the Company pays royalties to Disney and Sesame Workshop versus sales to customers whom pay such royalties themselves, resulted in an increase in royalty expenses of $202,887 to $900,739, a 29.1% increase in the fiscal year ending March 31, 2007 from $697,852 in the prior year. Other increased costs include commissions, other outside services and sales salaries and commissions. These increases were partially offset by decreases in catalog expense, salaries, and board compensation.


INCOME FROM OPERATIONS.

The resulting income from operations for the year ended March 31, 2007 was $123,502 versus $71,996 for the prior year, an improvement of 71.5%. As a percentage of net sales, the income from operations was 2.0% for the current year versus 1.1% for the prior year.


INTEREST EXPENSE.

Interest expense (net) for the year ended March 31, 2007 decreased as a result of the conversion of $1,404,323 of shareholder loans to equity in July, 2007. This decrease was partially offset by increased interest rates associated with bank borrowings.


OTHER INCOME/EXPENSE.

Other income was lower in the current fiscal year versus the prior year as a result of decreased gains on foreign exchange and the commencement of guarantor fees paid to the Chairman of the Board.

For the year ended March 31, 2006, there was a one-time gain on debt extinguishment of $291,819. There was no such gain in the current year.


NET INCOME/(LOSS). As a result of the items discussed above, the Company's net loss for the year ended March 31, 2007 was $16,771 compared to net income of $217,769 for the comparable prior fiscal year.

Impact of New Accounting Pronouncements
---------------------------------------

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based upon the technical merits of the position. The provisions of FIN 48 are effective for the Company on April 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 157, "Fair Value Measurements" (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for the Company on April 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the financial statements.

Liquidity and Capital Resources

                                                            For the years ended March 31,
                                            -----------------------------------------------------------
                                                2007             2006        Variance        % change
-------------------------------------------------------------------------------------------------------
Net assets (deficiency)                     $    516,087    $ (1,031,022)  $  1,547,109             NMF

Working capital (deficiency)                     (20,663)       (168,413)       147,750           (87.7%)

Accounts payable and accrued expenses          1,387,488       1,833,016       (445,528)          (24.3%)

Royalties and commissions payable                474,148         280,038        194,110           (69.3%)

Accounts receivable                            1,650,245       1,418,276        231,969            16.4%


Although the Company continues to suffer from a lack of working capital, the Company's financial health has generally improved versus the prior fiscal year. At March 31, 2007 the Company had net assets of $516,087 versus a deficiency at March 31, 2006 of $1,031,022 due primarily to the conversion of $1.4 million of shareholder debt to equity. Working capital improved $147,750 from a deficiency of $168,413 at March 31, 2006 to a deficiency of $20,663 in the current year.

Accounts payable and accrued expenses decreased $445,528 versus the prior year from $1,833,016 to $1,387,488 at March 31, 2007. Royalties and commissions payable increased 69.3% to $474,148 at March 31, 2007 versus the prior year. This was primarily attributable to the royalties due based on the current fiscal year's sales mix.

Accounts receivable increased $231,969 from $1,418,276 to $1,650,245 as a result of sales to new customers as well as the timing of orders and shipments.

On December 29, 2006, Advanced Marketing Services, Inc. (AMS), one of the Company's largest customers and the largest distributor to the warehouse clubs, filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. AMS said it took the action after its bank, Wells Fargo, refused to extend its loan agreement beyond December 28, depriving it of operating funds. Wells Fargo had routinely extended its credit agreement with AMS even though the distributor had been in violation of certain lending covenants. These violations include AMS' inability to file updated financial information for fiscal year 2004 through the present.

AMS operated under a $75 million debtor-in-possession financing from Wells Fargo Foothill and as a result the Company continued to do business with AMS from December 29, 2006 up until March 12, 2007. On this date, AMS' wholesale distributing business and related assets were sold to Baker & Taylor, which formed Baker & Taylor Marketing Services (BTMS) to ship product to the warehouse clubs. The Company does not anticipate this change will have a negative impact on sales to this customer.

As of March 31, 2007, the Company had outstanding receivables from AMS of approximately $251,000. In May 2007 the Company signed two returns program agreements with AMS, as debtor and debtor-in-possession, to return a significant portion of inventory which will offset the outstanding receivable. Based on the information currently available the Company believes its reserves are sufficient to cover any reduction in receivables that may result from any bankruptcy settlement and the pending returns. As of June 28, 2007, following the first shipment of returned merchandise from AMS, the Company had lowered its net outstanding receivables to $213,000.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving credit facility, including the amended facility of $850,000, the additional bank borrowing of $100,000 and the shareholder note of $260,000, if revenue growth is to be realized. The Company continues to explore alternative financing options in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities and publication initiatives. It is believed a strategic or private equity investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition.

As of June 18, 2007, the balance on the Company's revolving line of credit was $764,000 out of $850,000 available. As of March 31, 2006 the balance on the Company's revolving line of credit was $357,000 out of $750,000 available to the Company.

As of July 5, 2007 the Company's backlog was approximately $1,619,000.

On November 28, 2006 the Company received an additional $260,000 short-term note from its principal shareholder (William W. Burnham, Chairman of the Board). The note is due August 31, 2007. Interest is payable monthly at 6.50%. Mr. Burnham did not receive any repayments of this loan in the fiscal year ended March 31, 2007. Subsequent to March 31, 2007, Mr. Burnham was repaid approximately $26,000 of this note.

ITEM 7. FINANCIAL STATEMENTS

                                Trudy Corporation
                                Financial Report
                                 March 31, 2007


                                    Contents
                                    --------


Report of Independent Registered Public Accounting Firm..........      17

Balance Sheet ...................................................      18

Statements of Operations ........................................      19

Statements of Shareholders' (Deficit) / Equity...................      20

Statements of Cash Flows ........................................      21

Notes to Financial Statements ...................................      22

                   DWORKEN, HILLMAN, LAMORTE & STERCZALA, P.C.

             Report of Independent Registered Public Accounting Firm

To The Shareholders
Trudy Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheet of Trudy Corporation as of March 31, 2007, and the related statements of operations, shareholders' (deficit) equity, and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


                                Dworken, Hillman, LaMorte & Sterczala, P.C.

July 5, 2007
Shelton, Connecticut

                               Trudy Corporation
                                  Balance Sheet

Assets

Current assets
  Cash and cash equivalents                                     $      5,753
  Accounts receivable, net                                         1,650,245
  Inventory, net                                                   1,461,812
  Prepaid expenses and other current assets                          172,890
                                                                ------------

    Total current assets                                           3,290,700
                                                                ------------

  Equipment, net                                                      54,445
  Royalty advances, net                                              212,539
  Prepublication costs and other assets, net                         517,803
                                                                ------------

    Total other assets                                               784,787
                                                                ------------

    Total assets                                                $  4,075,487
                                                                ============

Liabilities and Shareholders' Equity

Current liabilities
  Notes payable - bank and related parties                      $  1,420,268
  Current portion, long term debt                                     29,459
  Accounts payable and accrued expenses                            1,387,488
  Royalties and commissions payable                                  474,148
                                                                ------------

    Total current liabilities                                      3,311,363
                                                                ------------
Long term liabilities
    Long term debt, net of current portion                           248,037
                                                                ------------

Total long term liabilities                                          248,037
                                                                ------------

Total liabilities                                                  3,559,400
                                                                ------------
Commitments

Shareholders' equity
Common stock - par value
$0.0001, authorized 850,000,000                                       61,257
Paid-in capital                                                    6,931,881
Accumulated deficit                                               (6,477,051)
                                                                ------------
Total shareholders' equity                                           516,087
                                                                ------------

Total liabilities and shareholders' equity                      $  4,075,487
                                                                ============


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                        Trudy Corporation and Subsidiary
                            Statements of Operations
          For the Twelve Months Ended March 31, 2007 and March 31, 2006

                                                              12 Months Ended March 31,
                                                           -------------------------------
                                                                2007              2006
                                                           -------------     -------------
Net Revenue
  Product sales                                            $   6,058,483     $   6,456,697
  Royalty sales                                                  212,494            40,104
                                                           -------------     -------------

Net sales                                                      6,270,977         6,496,801

Cost of sales                                                  3,435,305         3,858,634
                                                           -------------     -------------

Gross profit                                                   2,835,672         2,638,167

Operating expenses
  Selling expenses                                             1,332,652         1,136,593
  General & administrative                                     1,379,518         1,429,579
                                                           -------------     -------------

Selling, general and administrative                            2,712,170         2,566,172
                                                           -------------     -------------

Income from operations                                           123,502            71,995

Other income/(expense)
  Interest, net                                                 (139,436)         (168,290)
  Other income/(expense), net                                       (837)           22,245
  Gain on debt extinguishment                                         --           291,819
                                                           -------------     -------------


Other income/(expense)                                          (140,273)          145,774
                                                           -------------     -------------

Net income/(loss)                                          $     (16,771)    $     217,769
                                                           =============     =============

Basic and diluted net income/(loss) loss per share         $          --     $          --
                                                           =============     =============

Weighted average number of shares outstanding                569,653,096       457,739,536
                                                           =============     =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                                Trudy Corporation
                 Statements of Shareholders' (Deficit) / Equity
                       Years ended March 31, 2007 and 2006



                                        Common Stock              Additional                       Total
                                -----------------------------       Paid-in     Accumulated     Shareholders'
                                    Shares          Amount          Capital       Deficit          Equity
                                 ------------    ------------    ------------   ------------    ------------
Balance at April 1, 2005          455,734,057    $     45,574    $  5,267,793   $ (6,678,049)   $ (1,364,682)

Contributed compensation                   --              --          98,833             --          98,833

Board Compensation                  3,000,000             300          16,758             --          17,058

Net income                                 --              --              --        217,769         217,769

                                 ------------    ------------    ------------   ------------    ------------
Balance at March 31, 2006         458,734,057    $     45,874    $  5,383,384   $ (6,460,280)   $ (1,031,022)
                                 ============    ============    ============   ============    ============

Contributed compensation                   --              --          22,697             --          22,697

Debt conversion                   140,432,273    $     14,043    $  1,390,280             --    $  1,404,323

Stock-based consulting expense     12,500,000           1,250         130,000             --         131,250

Stock-based salary expense            100,000              10              --             --              10

Board Compensation                    800,000              80           5,520                          5,600

Net loss                                                                             (16,771)        (16,771)

                                 ------------    ------------    ------------   ------------    ------------
Balance at March 31, 2007         612,566,330    $     61,257    $  6,931,881   $ (6,477,051)   $    516,087
                                 ============    ============    ============   ============    ============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.


                                Trudy Corporation
                            Statements of Cash Flows

                                                                          For the Twelve Months Ended
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
Cash Flows From Operating Activities
Net income / (loss)                                                       $    (16,771)   $    217,769
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
  Depreciation                                                                  16,135          22,787
  Amortization of pre-publication costs                                        160,349         269,386
  Provision for losses on accounts receivable                                  (68,503)         (5,762)
  Provision for promotional allowance                                           20,952         (15,243)
  Provision for sales returns                                                  (69,245)        290,413
  Contributed compensation                                                      22,697          98,833
  Board Stock grants                                                             5,600          17,058
  Gain on debt extinguishment                                                        0        (291,819)
  Consulting fee                                                                76,563               0
  Interest expense                                                               5,798          20,276
  Stock-based salary expense                                                        10               0

Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                           (115,173)       (722,842)
  Decrease (Increase) in inventories                                           205,485        (503,604)
  (Increase) Decrease in prepaid expenses and other current assets             (25,592)         87,340
  Increase (Decrease) in accounts payable and accrued expenses                (370,575)        575,969
  Increase (Decrease) in royalties and commissions payable                     158,010         (75,206)
                                                                          ------------    ------------
Net cash provided /(used) used by operating activities                           5,740         (14,645)

Investing activities:
  Purchases of property and equipment                                          (48,645)        (13,734)
  Pre-publication and royalty advances                                        (166,981)       (258,353)
                                                                          ------------    ------------
Net cash used by investing activities                                         (215,626)       (272,087)

Financing activities:
Net change in note payable, bank                                               (13,700)        444,001
Repayments to related parties                                                  (41,122)       (179,250)
Proceeds from related party                                                    260,000               0
                                                                          ------------    ------------
Net cash provided/(used) by financing activities                               205,178         264,751
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents                            (4,708)        (21,981)
Cash and cash equivalents at beginning of period                                10,461          32,442
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                $      5,753    $     10,461
                                                                          ============    ============

Cash paid for interest                                                    $    129,571         110,269
Cash paid for income taxes                                                $         --    $         --


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

Government Taxes

Product sales are presented net of sales tax collected and remitted to governmental authorities.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS
123R), replacing SFAS 123 and superseding Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires public companies to recognize compensation expense for the cost of awards of equity compensation effective for fiscal years beginning after July 1, 2005. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The provisions of SFAS No. 123R were effective for Trudy on April 1, 2006. The adoption of SFAS No. 123R did not have a material impact on the financial statements since the Company has no outstanding stock options.

The Company periodically issues shares of its common stock to employees as grants. Shares issued for services are valued either at the Company's estimate of the fair value of the common stock at the date of issuance or based on the market price at the date of issuance.

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings Per Share," (Statement 128). Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed using the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities, if any, using the if-converted method.

Comprehensive Income (Loss)

The Company has adopted SFAS No.130, "Reporting Comprehensive Income" (Statement
130). Statement 130 establishes rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) for the Company is the same as net income (loss) for all periods presented.

Segments of an Enterprise and Related Information

The Company has adopted the FASB's SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined it has a single reportable segment under Statement 131.

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

Advertising expense related to catalogs and brochures was $34,411 and $36,255 for the years ended March 31, 2007 and 2006, respectively.

Other advertising expense was $1,262 and $4,195 for the twelve month periods ended March 31, 2007 and 2006, respectively.

2. Inventories

Inventories consist of the following:


Raw Materials                                                     $     55,600
Finished Goods                                                       1,726,212
Reserve for Obsolescence                                              (320,000)
                                                                  ------------

Inventory                                                         $  1,461,812
                                                                  ============

3. Equipment

Equipment consists of the following:

Machinery, equipment and dies                                     $      8,510
Furniture and fixtures                                                  76,118
Computer Software and Hardware                                          33,026
Leasehold improvements                                                   1,590
Accumulated depreciation                                               (64,799)
                                                                  ------------

Equipment                                                         $     54,445
                                                                  ============

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

Accounts payable                                                  $  1,289,221
Payroll, bonus and related taxes                                        22,737
Other                                                                   75,530
                                                                  ------------

                            Total                                 $  1,387,488
                                                                  ============

5. Notes Payable, Bank and Related Parties

Notes payable, banks includes the following:
    A revolving line of credit totaling $850,000 due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus
    1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the
    Company, a mortgage on the Company's premises and a personal guarantee of
    a principal shareholder (William W. Burnham, Chairman of the Board)                  $    458,206

    Note payable, bank, due on demand with a maturity of August 31, 2007
    Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to
    80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham,
    Chairman of the Board)                                                                    100,000

    Notes payable to a principal shareholder (William W. Burnham, Chairman of
    the Board) due August 31, 2007. Interest is payable monthly at 6.50%                      260,000

    Note payable, bank, due on demand. Interest is payable monthly at LIBOR plus
    1%. The note is secured by a personal guarantee of a principal shareholder
    (William W. Burnham, Chairman of the Board)                                               602,062
                                                                                         ------------
                                        Total                                            $  1,420,268
                                                                                         ============

6. Long term debt:

    Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. Balance due in February 2009. The note is secured by all assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal
    shareholder                                                                          $    261,214


    Note payable, affiliate, payable in monthly installments of
    $1,252. The note is unsecured                                                              16,282
                   Less current portion                                                       (29,459)
                                                                                         ------------
                   Total                                                                 $    248,037
                                                                                         ============


    The scheduled principal payments on long term debt follow:

    Year ending March 31, 2008                                                           $     29,459
    Year ending March 31, 2009                                                                248,037
                                                                                         ------------
                   Total                                                                 $    277,496
                                                                                         ============

7. Concentrations and Credit Risk

(a) Sales


                        Percentage of net sales for 12 months
                                   ended March 31,               Amounts in accounts
                        -------------------------------------     receivable as of
                                2007                 2006          March 31, 2007
                        ---------------------------------------------------------
Customer 1                         19.6%               12.9%      $       291,576
Customer 2                         10.1                 6.7               114,044
Customer 3                          7.6                 1.5                71,424
Customer 4                          4.9                 5.0               309,504
                                                                  ---------------
Total                              42.2%               26.1%      $       786,548
                                                                  ===============

The Company sells certain goods under a license from Disney Licensed Publishing, an imprint of Disney Children's Book Group, LLC ("Disney"). Disney-licensed product approximated 54.9% of sales in the year ended March 31, 2007, and 70.1% in the year ended March 31, 2006.

The Company sells certain goods under a license from the Smithsonian Institution ("Smithsonian").Sales with the Smithsonian imprint approximated 18.0% of sales in the year ended March 31, 2007 and 13.3% in the year ended March 31, 2006. (b) Cost of Sales

Product Type                         Number of Vendors used       Total Purchases
---------------------------------------------------------------------------------
Book purchases                                           10       $     1,918,669
CD purchases                                              4               109,607
Toy purchases                                             1               168,246

The Company produces its products by sub-contracting with independent printing plants and toy factories located in Asia. In the fiscal year ended March 31, 2007, the company purchased 88% of its books from two vendors in China and one print broker in the U.S. The Company has other qualified sources of supply from which it has purchased in the past.

As mentioned above, books are also purchased from a U.S. broker, which subcontracts production to various printers in Asia. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally in the United States and CDs are primarily duplicated in Singapore and China although domestic duplication is available. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere.

8. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $94,971 and $90,398 for the twelve months ended March 31, 2007 and 2006, respectively.

In July, 2006 $1,404,323 of related party debt and accrued interest from William
W. Burnham, Chairman, and Alice B. Burnham, Director was converted into equity of the Company.

In November, 2006 the Company borrowed $260,000 from William W. Burnham, the Chairman of the Company and the principal shareholder. The terms of the note can be found in Note 5 to the financial statements.

Interest to related parties totaled $17,938 and $38,067 for the twelve months ended March 31, 2007 and 2006, respectively. Repayments to related parties totaled $51,094 for the twelve months ended March 31, 2007. Subsequent to March 31, 2007 the Company repaid an additional $26,000 of these borrowings.

The Board of Directors authorized at its Board Meeting held June 19, 2006 that William W. Burnham would be paid a fee, quarterly, for his personal guarantees of the Company's debt. This guarantor fee commenced April 1, 2006. Guarantor fees paid to Mr. Burnham for the year ended March 31, 2007 were $19,099.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company's former investment banking advisor. Delta Capital Group received fees in the amount of

$18,000 and $46,000 from the Company in fiscal years 2007 and 2006, respectively. Delta's engagement was terminated in October of 2006.


9. Income Taxes

The components of income tax (benefit) are as follows:
                                                        2007                             2006
                                            ----------------------------    ----------------------------
                                              Current          Deferred         Current       Deferred
                                            ----------------------------    ----------------------------
Income tax expense (benefit) before
application of operating loss
carryforwards                               $          0    $    (37,000)   $     87,100

Income tax expense (benefit) of operating
loss carryforwards                                     0               0         (87,100)         87,100

Change in valuation allowance                          0          37,000               0         (87,100)
                                            ----------------------------    ----------------------------

Income tax expense (benefit)                $          0    $          0    $          0    $          0
                                            ============================    ============================

The following table reconciles the Company's effective income tax rate on income before income taxes to the Federal Statutory rate for the years ended March 31, 2007 and 2006:


                                                                                2007            2006
                                                                            ------------    ------------
         Federal statutory rate                                                      -34%             34%
                                                                            ------------    ------------
         Effect of:
         Utilization of operating loss carryforward                                                  -34%
         Change in valuation allowance                                                34%
                                                                            ------------    ------------
                                                                                       0%              0%
                                                                            ============    ============



The deferred taxes are comprised of the following at March 31, 2007:

         Net operating loss carryforwards                                                   $  1,592,000
         Reserves and allowances                                                                 481,000
                                                                                            ------------

         Total deferred tax assets                                                             2,073,000
         Less valuation allowance                                                             (2,073,000)
                                                                                            ------------

          Net deferred tax assets                                                           $          0
                                                                                            ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of March 31, 2007, the Company has a net operating loss carryforward of approximately $4.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

10. Stock-Based Compensation

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and Directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management's sole discretion. As of March 31, 2007, 3,900,000 shares have been awarded to employees and Directors.


11. Benefit Plan

The Company has adopted a 401(k) Retirement Plan, which covers substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent of total employee contributions up to a maximum of 3 percent of the individual employee salary. The Company made approximately $24,740 and $19,747 in matching contributions to the Plan in 2007, and 2006, respectively. Matching contributions increased as a result of increased plan participation and an increase in individual contributions.


12. Supplemental Disclosure of Cash Flow information

(a) Schedule of non-cash financing activities

In July, 2006 the Company retained Stanton Walker & Company ("Stanton Walker") to provide corporate development and accretive acquisition advisory services, among other offerings. On August 31, 2006, the Company filed an S-8 with the Securities and Exchange Commission, registering 12,500,000 shares. These shares have been issued to Stanton Walker in consideration of services in the amount of $131,250.

During fiscal 2007 the Company granted an aggregate of 900,000 shares to certain employees and Directors for their respective services rendered to the Company. The shares were valued at $0.007/share, the closing price of the Company's Common Stock as reported by the OTC Bulletin Board on August 1, 2006. These were granted in the amount of $5,610.

13. Commitments

(a) Commitments

The
Company leases its building and another item under a non-cancelable short-term operating lease from a limited liability company owned by the Company's President and a principal shareholder, a current Board member, and a former Director and Officer. Other items are also leased under non-cancelable operating leases from third parties.

The Company has subleased part of its warehouse space at a rental of $1,600 per month expiring in June 2009.

Future minimum payments and sublease receivables under non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2007:

         Period                                     Lease         Sublease
         -------------------------------------------------------------------
         2008                                    $    117,883   $     19,200
         2009                                          21,689         19,200
         2010                                             423          4,800
                                                 ---------------------------
         Total minimum lease payments            $    139,995   $     43,200
                                                 ===========================

Rent expense totaled $120,031 and $116,976 for the twelve months ended March 31, 2007 and 2006, respectively.


(b) Royalties

The Company has licensing agreements with the following entities:

                   Licensor                                  Expiration
         ---------------------------------             ---------------------
         Disney Licensed Publishing                            December 2008

         Sesame Workshop                                           June 2009

         WGBH                                                  December 2010

         Smithsonian                                          September 2007

All of the license agreements require the Company to pay minimum royalties. In the opinion of Management, the Company should meet sales levels sufficient for these guarantees.

(c) Contingencies

As of March 31, 2007 the Company maintained a letter of credit of $500,000 related to the Disney license guaranteed by the Chairman of the Company.

14. Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.


15. Subsequent Events

The following is a summary of significant events subsequent to year end:

         1. The Board of Directors voted to increase the number of Directors on the Board from the current six members to eight members. The increase was effective immediately. Pursuant to the increased size of the Board, the Board of Directors elected Messrs. Hakim Bangash and William Sondheim to the Board. Please see Part III for more information on Messrs. Bangash and Sondheim.

         2. Mr. Fell C. Herdeg was appointed to the position of Chief Financial Officer, effective August 1, 2007.

         3. The Board authorized 2,200,000 shares of common stock to be granted to certain Directors, valued at $0.0024 per share, the closing price of Trudy's common stock on June 14, 2007.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the names and ages of all the directors and the executive officers of the Registrant and the positions and offices held by such persons as of June 29, 2006:


Name                           Age                  Position
--------------------------   -------   -------------------------------------

Mr. William W. Burnham         65      Chairman of the Board,  Director of
                                       Corporate  Development, Director

Ms. Ashley C. Andersen         33      Chief Executive Officer,  President,
                                       Acting Chief Financial Officer,
                                       Publisher, Director

Mr. Hakim Bangash              37      Director

Mrs. Alice B. Burnham          59      Director

Mr. Fred M. Filoon             64      Director

Mr. Bradford Mead              55      Director

Mr. William Sondheim           45      Director

Ms. Patty Sullivan             49      Director

William W. Burnham was President, Chief Executive Officer, and Chairman of the Board of Directors of the Company from 1979 to 2005 and served as Acting Chief Financial Officer from 2003 to June, 2006. In August 2005 the Board of Directors elected Mr. Burnham to the additional position of Director of Corporate Development. He served as Group Director of Marketing at PepsiCo, Inc. from 1976 to 1979. From 1972 to 1976, Mr. Burnham served as the Director of Advertising and Sales Promotion at Vlasic Foods. Mr. Burnham graduated from Trinity College and received an M.B.A. degree from Columbia University.

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

Mr. Bangash is the founder and chief executive officer of Redrum Entertainment in partnership with Hollywood producer Joel Silver and his Dark Castle production company. Redrum is a convergent media company dedicated to the content categories of thriller, suspense and horror. Prior to this, Mr. Bangash was a principal at Orchid Ventures, a private consulting firm and venture fund for entertainment and media companies. Orchid focuses on early stage media companies and entertainment projects including independent films. Orchid financed over a dozen independent films including the Academy Award winning Sling Blade and Academy Award nominated You Can Count on Me. Mr. Bangash is a graduate of Dartmouth College and holds an MBA from the Graduate School of Business at Columbia University.

Alice B. Burnham has served as a director of the Company since 1994. As a major shareholder and wife of Mr. Burnham, she has long been familiar with the Company. Mrs. Burnham manages her own interior design business in New Canaan, Connecticut and is active in civic and professional affairs. Mrs. Burnham graduated from Briarcliff College.

Fred M. Filoon has served as a director of the Company since 1993. Mr. Filoon has over thirty years of experience in the investment and financial community having worked for Donaldson, Lufkin & Jenrette and Morgan Stanley. He is presently a partner with Cramer, Rosenthal & McGlynn, a private investment advisory firm in New York City. Mr. Filoon graduated from Bowdoin College.

Mr. William Sondheim is currently president of the retail and direct response division of Gaiam, a lifestyle-media company catering to people who value personal development, ecological living, natural health and inspirational entertainment. Prior to this Mr. Sondheim was executive vice president at DualDisc Worldwide, a division of Sony BMG Music Entertainment. Mr. Sondheim has extensive work experience in the music and entertainment field with positions in Goodtimes Entertainment, Polygram Video USA, Orion Home Video and Columbia Pictures Home Video. Mr. Sondheim is a graduate of Kenyon College.

Patty Sullivan has served as a Director of the Company since February, 2004. Ms. Sullivan served as Executive Vice President and Publisher and Executive Vice President of Sales, Marketing, and Licensing at Golden Books from 1996 to 1999.She served as the Senior Vice President of Sales and Marketing at Random House from 1993-1995 (and was with the company in various positions for 12 years) and went on to be Senior Vice President and Publisher at Simon & Schuster, where she launched Nickelodeon Books in 1995. Ms. Sullivan has had her own successful consulting and licensing business for several years, with such clients as Scholastic, Barnes & Noble, Lamaze Books, the American Academy of Pediatrics, and Build-A-Bear Workshop.

Mr. Bradford Mead was elected to the Board of Directors in June, 2006. Mr. Mead is the President of Delta Capital Group, the largest New England investment banking firm dealing with companies doing less than $50 million in sales. Mr. Mead has served as Board advisor or interim CFO for over150 manufacturing and service companies. Mr. Mead founded Delta Capital Group in 1993 after selling his founding share of Baron Capital Group, a nationwide consulting and hospitality real estate firm he founded in 1984. Prior to Baron, Mr. Mead was Director of International Commercial Programs for the Grumman Aerospace Corporation in Bethpage, New York. Mr. Mead is a graduate of The Wharton School of The University of Pennsylvania.


Appointment of Executive Officer

The Board of Directors elected Fell C. Herdeg from Vice President Finance to Chief Financial Officer and Vice President, effective August 1, 2007. Mr. Herdeg is the son-in-law of William and Alice Burnham, both Directors of the Company and Mr. Burnham is Chairman of the Board.

Mr. Herdeg joined the Company in 2001. He was promoted to the position of Director of Finance in September of 2002 and again promoted to Vice President, Finance in 2005. Mr. Herdeg is a graduate of Trinity College and received an MBA from the Graduate School of Business Administration at Fordham University.

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based solely on the Company's review of forms furnished to the Company, the Company believes that it is in compliance with all filing requirements with respect to the year ended March 31, 2007 applicable to the Company's executive officers, directors, and more than 10% shareholders.

Item 10. Executive Compensation

The particulars of compensation paid to the following persons:

(a)      our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of our fiscal year ended March 31, 2007; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of our fiscal year ended March 31, 2007, collectively referred to herein as our named executive officers, for our fiscal years ended March 31, 2007 and 2006, are set forth in the following summary compensation table, except that no disclosure is provided for any named executive officer whose total compensation does not exceed $100,000 for the respective fiscal year:


------------------------------------------------------------------------------------------------------------------------------------

                                                               SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Change in Pension
                                                                                             Value and
                                                                            Non-Equity      Nonqualified
                                                                            Incentive         Deferred        All
                                                      Stock     Option         Plan         Compensation     Other
     Name and          Fiscal    Salary     Bonus     Awards    Awards     Compensation       Earnings    Compensation     Total
Principal Position      Year       ($)       ($)       ($)        ($)           ($)              ($)          ($)           ($)
------------------------------------------------------------------------------------------------------------------------------------
Ashley C. Andersen,     2007     143,597         0         0           0               0              0         13,981      157,578
President, Chief        2006     139,271         0         0           0               0              0          5,520      144,791
Executive Officer,
Acting Chief
Financial Officer

------------------------------------------------------------------------------------------------------------------------------------
Mr. John Sullivan,      2007      34,811         0         0           0               0              0             26       34,837
Vice President Sales,   2006     110,789     2,750                                                                  79      113,618
Officer (1)

------------------------------------------------------------------------------------------------------------------------------------

(1)Mr. Sullivan was a Company employee from April 1, 2006 until August 4, 2006. Thereafter and to date, Mr. Sullivan has served as an independent sales representative for the Company (independent contractor).


Employment of Named Executive Officers

The Company has not entered into any employment agreements and there are no compensatory plans or arrangements with respect to the employment of Ms. Andersen or any other employee resulting from his or her resignation, retirement or other termination of employment or from a change of control.


Outstanding Stock Options and Equity Awards at Fiscal Year-End

As of March 31, 2007, there were no outstanding unexercised options for stock and there were no equity incentive plan awards for our named executive officers.

Options Grants in the Year Ended March 31, 2007

None.

Aggregated Options Exercised in the Year Ended March 31, 2007 and Year End Option Values

None.

Repricing of Options

None.

Compensation of Directors

Directors are paid with stock grants that are awarded periodically. In fiscal year 2007 the Directors were granted the below listed number of shares of the Company's common stock:

ITEM 402(e): Director Compensation



---------------------------------------------------------------------------------------------------------------------------------

                                                                   DIRECTOR COMPENSATION
---------------------------------------------------------------------------------------------------------------------------------

                                                                           Non-Equity
                                                                           Incentive      Nonqualified         All
                              Fees earned     Stock           Option         Plan           deferred          Other
                                or paid       awards          awards      Compensation    compensation     Compensation     Total
Name                            in cash        ($)              ($)            ($)          earnings           ($)           ($)
---------------------------------------------------------------------------------------------------------------------------------
Mrs. Alice Burnham                 0          1,400              0              0               0               0           1,400
Mr. Fred Filoon                    0          1,400              0              0               0               0           1,400
Mr. Peter Nalle                    0          1,400              0              0               0               0           1,400
Ms. Patty Sullivan                 0          1,400              0              0               0               0           1,400
---------------------------------------------------------------------------------------------------------------------------------


Stock Grants
------------

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management's discretion.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 31, 2007, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

Based solely on the Company's review of forms furnished to the Company, the Company believes that it is in compliance with all filing requirements with respect to the year ended March 31, 2007 applicable to the Company's executive officers, directors, and more than 10% shareholders, except that the Company failed to file Form 3s on the behalf of Messr's Bangash and Sondheim in a timely fashion.

                                                Common Stock
Name                                        Beneficially Owned (1)                  Percent of Class
----------------------------------------------------------------------------------------------------

William W. Burnham(2)(3)                               187,184,467                              30.6%

Ashley C. Andersen (3)                                  33,273,808                               5.4%

H. Kim Bangash(3)                                                0                               0.0%

Alice B. Burnham(2)(3)                                 129,103,806                              21.1%

Fred M. Filoon (3)                                      14,450,000                               2.4%

Brad Mead (3)                                              200,000                               0.0%

William Sondheim (3)                                             0                               0.0%

Patty Sullivan (3)                                       1,884,000                               0.3%
                                            --------------------------------------------------------
All Directors and Officers as a group
(8 persons)                                            366,096,081                              59.8%
                                            ========================================================

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

2)   Husband and wife.

3) The address of each of these individuals is c/o Trudy Corporation, 353 Main Avenue, Norwalk, Connecticut 06851.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Audit Committee

The Company does not currently have an audit committee though the Board of Directors is actively investigating the creation of such a committee.

Compensation Committee

The Company does not currently have a compensation committee. Management has traditionally consulted with certain Directors when considering employees for significant promotions and all appointments or promotions of individuals to officer positions are subject to the vote of the Board. The Board of Directors is actively investigating the formal creation of a compensation committee.

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $94,971 and$90,398 for the twelve months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, the Company has borrowings from related parties of $260,000. The terms of these notes can be found in Note 5 to the financial statements. Interest to related parties totaled $17,938 and $38,067 for the twelve months ended March31, 2007 and 2006, respectively. Repayments to related parties totaled $51,094 for the twelve months ended March 31, 2006. Subsequent to March 31, 2007 the Company repaid an additional $26,000 of these borrowings.

The Board of Directors authorized at its Board Meeting held June 19, 2006 that William W. Burnham would be paid a fee, quarterly, for his personal guarantees of the Company's debt. This guarantor fee was to commence April 1, 2006. Guarantor fees paid to Mr. Burnham for the year ended March 31, 2007 were $19,099.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company's former investment banking advisor. Delta Capital Group received fees in the amount of $18,000 and $46,000 from the Company in fiscal years 2007 and 2006, respectively. Delta's engagement was terminated in October of 2006.

Effective August 1, 2007 the Board of Directors will promote Fell C. Herdeg from Vice President Finance to Chief Financial Officer and Vice President. Mr. Herdeg is the son-in-law of William and Alice Burnham, both Directors of the Company and Mr. Burnham is Chairman of the Board.

The following Directors of the Company have been determined, under the standards set forth in the Corporate Governance Rules of the New York Stock Exchange, to be independent: H. Kim Bangash, William Sondheim and Patty Sullivan.


ITEM 13. EXHIBITS

(a)      Exhibits
---      --------

3a. Certificate of Incorporation (incorporated by reference to the Company's registration statement on Form S-18 (file number33-14379B)).

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

3e. Certificate Amending Certificate of Incorporation of Norwest Manufacturing Company dated December 5, 1979 (incorporated by reference to the Company's registration statement on Form S-18 (file number33-14379B)).

3f. Certificate Amending Certificate of Incorporation of Trudy Toys Company, Inc. dated March 27, 1984 (incorporated by reference to the Company's registration statement on Form S-18 (file number 33-14379B)).

ITEM 14.Principal Accountant Fees and Services

                                                2007             2006
                                            ------------     ------------
Audit fees                                  $     70,200     $     65,500
Audit related fees                                 1,890               --
Tax fees                                           4,800            4,500
All other fees                                        --               --
                                            ------------     ------------

         Total fees                         $     76,890     $     70,000
                                            ============     ============

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRUDY CORPORATION
(Registrant)


By:  /s/ WILLIAM W. BURNHAM
     -----------------------------------------
     William W. Burnham, Chairman of the Board



Dated: July 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                              Date
---------                            -----                              ----

/s/ WILLIAM W. BURNHAM       Chairman of the Board                  July 5, 2007
------------------------     Director of Corporate Development
William W. Burnham


/s/ ASHLEY C. ANDERSEN       Chief Executive Officer, President,    July 5, 2007
------------------------     Acting Chief Financial Officer,
Ashley C. Andersen           Director


/s/ HAKIM BANGASH            Director                               July 5, 2007
------------------------
Hakim Bangash


/s/ ALICE B. BURNHAM         Director                               July 5, 2007
------------------------
Alice B. Burnham


/s/ FRED M. FILOON           Director                               July 5, 2007
------------------------
Fred M. Filoon


/s/ BRADFORD MEAD            Director                               July 5, 2007
------------------------
Brad Mead


/s/ WILLIAM SONDHEIM         Director                               July 5, 2007
------------------------
William Sondheim


/s/ PATTY SULLIVAN           Director                               July 5, 2007
------------------------
Patty Sullivan