Form 10QSB
period 2007-06-30
TRUDY CORP
filed 2007-08-17
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2007


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


                              SHARES OUTSTANDING AT
                                 August 14, 2007
               Common Stock, $.0001 par value: 612,566,330 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      Balance Sheet - June 30, 2007 (unaudited)                              3

      Statements of Operations (unaudited) for the three months
                  ended June 30, 2007 and June 30, 2006 (unaudited)          4

      Statements of Cash Flows (unaudited) for the three months
                  ended June 30, 2007 and June 30, 2006 (unaudited)          5

      Statement of Shareholders' Equity (unaudited) from
                  April 1, 2007 through June 30, 2007                        6

      Notes to Financial Statements (unaudited)                              7

Item 2. Management's Discussion and Analysis                                15


                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                   22

Item 2. Changes in Securities                                               23

Item 3. Defaults upon Senior Securities                                     23

Item 4. Submission of Matters to a Vote of Security Holders                 23

Item 5. Other Information                                                   23

Item 6. Exhibits and Reports on Form 8-K                                    23

                                Trudy Corporation
                                  Balance Sheet
                                  June 30, 2007

                                                                    (Unaudited)
                                                                    -----------
Assets

Current assets
  Cash and cash equivalents                                         $    46,584
  Accounts receivable, net                                            1,091,152
  Inventory, net                                                      1,568,688
  Prepaid expenses and other current assets                              65,732
                                                                    -----------

    Total current assets                                              2,772,156

  Equipment, net                                                         55,925
  Royalty advances, net                                                 215,404
  Prepublication costs and other assets, net                            494,963
                                                                    -----------

    Total other assets                                                  766,292
                                                                    -----------

    Total assets                                                    $ 3,538,448
                                                                    ===========

Liabilities and shareholders' equity

Current liabilities
  Notes payable - Bank & related parties                            $ 1,674,362
  Current portion, long term debt                                        14,689
  Accounts payable and accrued expenses                               1,227,675
  Royalties and commissions payable                                     303,222
                                                                    -----------

    Total current liabilities                                         3,219,948

Long term liabilities
  Long term debt, net of current portion                                243,038
                                                                    -----------

Total long term liabilities                                             243,038
                                                                    -----------

Total liabilities                                                     3,462,986

Commitments

Shareholders' equity
Common stock - par value
$0.0001, authorized 850,000,000                                          61,257
Paid-in capital                                                       6,931,881
Accumulated deficit                                                  (6,917,676)

Total shareholders' equity                                               75,462
                                                                    -----------

Total liabilities and shareholders' equity                          $ 3,538,448
                                                                    ===========

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                                Trudy Corporation
                             Statement of Operations
              For the Quarters Ended June 30, 2007 & June 30, 2006


                                                     Three Month Period
                                                        Ended June 30,
                                                 ------------------------------
                                                     2007              2006
                                                 -------------    -------------
                                                  (unaudited)      (unaudited)

Net Revenue
  Net product sales                              $     971,082    $     855,337
  Net royalty sales                                      5,817           44,514
                                                 -------------    -------------

Net sales                                              976,899          899,851

Cost of sales                                          651,820          597,727
                                                 -------------    -------------

Gross profit                                           325,079          302,124

Operating expenses
  Selling, general and administrative                  732,732          597,099
                                                 -------------    -------------

Loss from operations                                  (407,653)        (294,975)

Other income/(expense)
  Interest, net                                        (34,914)         (40,889)
  Other income/(expense), net                            1,942          (13,617)
                                                 -------------    -------------

Other expense                                          (32,972)         (54,506)
                                                 -------------    -------------

Net loss                                         $    (440,625)   $    (349,481)
                                                 =============    =============

Basic and diluted net loss per share             $          --    $          --
                                                 =============    =============

Weighted average number of shares outstanding      612,566,330      458,734,057
                                                 =============    =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                                Trudy Corporation
                       Statements of Shareholders' Equity
                           Quarter ended June 30, 2007





                                             Common Stock          Additional                      Total
                                       -------------------------    Paid-in      Accumulated    Shareholders'
                                          Shares        Amount      Capital        Deficit        Equity
                                       -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2007 (audited)    612,556,330   $    61,257   $ 6,931,881   $(6,477,051)   $   516,087

Net loss (unaudited)                                                                (440,625)   $  (440,625)

                                       -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2007 (unaudited)   612,556,330   $    61,257   $ 6,931,881   $(6,917,676)   $    75,462
                                       ===========   ===========   ===========   ===========    ===========

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                               Trudy Corporation
                            Statements of Cash Flows

                                                            For the Three Months Ended
                                                           -----------------------------
                                                              2007              2006
                                                           ------------     ------------
                                                           (unaudited)      (unaudited)
Cash Flows From Operating Activities
Net loss                                                   $   (440,625)    $   (349,481)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation                                                    3,248            5,026
  Amortization of pre-publication costs                          66,595          (27,989)
  Provision for losses on accounts receivable                        72           (4,943)
  Provision for promotional allowance                           (32,556)           2,810
  Provision for sales returns                                    (9,227)        (123,707)
  Consulting fee                                                 32,813           22,697

Changes in operating assets and liabilities:
  Decrease in accounts receivable                               630,804          800,464
  Increase in inventories                                      (106,876)         (11,897)
  Decrease in prepaid expenses and other current assets          74,344           15,310
  Decrease in accounts payable and accrued expenses            (159,810)        (259,303)
  Decrease in royalties and commissions payable                (170,926)         (72,182)
                                                           ------------     ------------
Net cash used by operating activities                          (112,144)          (3,195)

Investing activities:
  Purchases of property and equipment                            (4,729)         (45,300)
  Pre-publication and royalty advances                          (46,621)          67,985
                                                           ------------     ------------
Net cash (used) / provided by investing activities              (51,350)          22,685

Financing activities:
Net change in note payable, bank                                264,081            9,755
Repayments to related parties                                   (29,757)         (29,851)
                                                           ------------     ------------
Net cash provided/(used) by financing activities                204,567          (20,096)
                                                           ------------     ------------

Net increase / (decrease) in cash and cash equivalents           41,072             (606)
Cash and cash equivalents at beginning of period                  5,753           10,461
                                                           ------------     ------------
Cash and cash equivalents at end of period                 $     46,825     $      9,855
                                                           ============     ============

Cash paid for interest                                     $     35,401     $     25,799
Cash paid for income taxes                                 $         --     $         --

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2007.

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

Advertising expense related to catalogs and brochures was $5,375 and $7,636 for the three month periods ended June 30, 2007 and 2006, respectively.

Other advertising expense was $550 for the three month period ended June 30, 2006. There was no advertising expense in the current period.

4.  Accounts Receivable

Advanced Marketing Services, Inc. (AMS), one of the Company's largest customers, filed for bankruptcy in December 2006. In March 2007, AMS' wholesale distributing business and related assets were sold to Baker & Taylor, which formed Baker & Taylor Marketing Services (BTMS) to ship product to the warehouse clubs. The Company does not anticipate this change will have a long term negative impact on sales to this customer despite temporary reductions in business in the short term. In May 2007 the Company signed returns program agreements with AMS, to return a significant amount of inventory which will offset the outstanding receivable. The Company had lowered its net outstanding receivables from AMS to $213,000. Based on the information currently available the Company believes its reserves are sufficient to cover any reduction in receivables that may result from any bankruptcy settlement and the pending returns.

5. Inventories

Inventories consist of the following:

         Raw Materials                                             $     52,666
         Finished Goods                                               1,836,022
         Reserve for Obsolescence                                      (320,000)
                                                                   ------------
         Inventory                                                 $  1,568,688
                                                                   ============

6. Notes Payable, Bank and Related Parties

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
         Burnham, Chairman of the Board)                           $    734,206

         Note payable, bank, due on demand with a maturity
         of August 31, 2007 Interest is payable monthly
         equal to the Wall Street Journal reported prime
         rate plus 1.0%. Borrowings are subject to a
         borrowing base equal to 80% of eligible accounts
         receivable. The note is also secured by all of the
         assets of the Company, a mortgage on the Company's
         premises and a personal guarantee of a principal
         shareholder (William W. Burnham, Chairman of the
         Board)                                                         100,000

         Notes payable to a principal shareholder (William
         W. Burnham, Chairman of the Board) due August 31,
         2007. Interest is payable monthly at 6.50%                     234,000

         Note payable, bank, due on demand. Interest is
         payable monthly at LIBOR plus 1%. The note is
         secured by a personal guarantee of a principal
         shareholder (William W. Burnham, Chairman of the
         Board)                                                         593,631

         Note payable, affiliate, payable in monthly
         installments of $1,252. The note is unsecured                   12,525

                                                                   ------------
                                  Total                            $  1,674,362
                                                                   ============

7. Long term debt

         Note payable, bank, payable in monthly installments
         of $2,713 including interest at 7%. Balance due in
         February 2009. The note is secured by all assets of
         the Company, a mortgage on the Company's premises
         and a personal guarantee of a principal shareholder
         (William W. Burnham, Chairman of the Board).                   257,727

                      Less current portion                              (14,689)
                                                                   ------------
                      Total                                        $    243,038
                                                                   ============

The scheduled principal payments on long term debt follow:
         Year ending June 30, 2008                                 $     14,689
         Year ending June 30, 2009                                      243,038
                                                                   ------------
               Total                                               $    257,727
                                                                   ============

8.   Income Taxes

The components of income tax (benefit) are as follows:

                                                        June 30, 2007                  June 30, 2006
                                                  ---------------------------    ---------------------------
                                                     Current       Deferred        Current        Deferred
                                                  ------------   ------------    ------------   ------------
Income tax expense (benefit) before
application of operating loss carryforwards       $          0   $   (176,000)   $          0   $   (140,000)

Income tax expense (benefit) of operating
loss carryforwards                                           0              0               0              0

Change in valuation allowance                                0        176,000               0        140,000
                                                  ------------   ------------    ------------   ------------
Income tax expense (benefit)                      $          0   $          0    $          0   $          0
                                                  ============   ============    ============   ============

The deferred taxes are comprised of the following at June 30, 2007:

         Net operating loss carryforwards                          $  1,411,000
         Reserves and allowances                                        417,000
                                                                   ------------

         Total deferred tax assets                                    1,828,000
         Less valuation allowance                                    (1,828,000)
                                                                   ------------

          Net deferred tax assets                                  $          0
                                                                   ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of June 30, 2007, the Company has a net operating loss carryforward of approximately $4.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

9. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $23,743 for the three month periods ended June 30, 2007 and 2006.

In November, 2006 the Company borrowed $260,000 from William W. Burnham, the Chairman of the Company and the principal shareholder. The terms of the note can be found in Note 5 to the financial statements.

Interest to related parties totaled $13,133 and $15,066 for the three months ended June 30, 2007 and 2006, respectively. Repayments to related parties totaled $26,000 for the three months ended June 30, 2007.

The Board of Directors authorized at its Board Meeting held June 19, 2006 that William W. Burnham would be paid a fee, quarterly, for his personal guarantees of the Company's debt. Guarantor fees paid to Mr. Burnham for the three months ended June 30, 2007 were $5,097.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the Company's June Quarter of fiscal 2008 increased 8.6% versus the comparable quarter of fiscal 2007. This is primarily a result of revenue increases among domestic direct-to-consumer book distributors and the Company's international mass market distributors, including customers in Latin America and Spain. The increases were broad-based across the Company's major product lines, including Disney-branded products, Sesame Workshop and Peep and the Big Wide World, the WGBH-Boston early science development television property. The Company's profit margin remained relatively stable, declining slightly from 33.6% in the prior year to 33.3% in the same quarter for the current year. The three month period resulted in a net loss of $440,625 versus a loss of $349,481 for the prior year. Despite an increase in revenue and gross profit, the expanded loss resulted from increases in selling, general and administrative expenses.

As noted above, net sales for the first quarter of fiscal 2008 increased 8.6% versus the prior year. Sparking these increases were the Company's introduction of lower-priced formats under the Disney and Sesame licenses. Sales of Disney-licensed products as a percentage of total Company sales, increased from 32.2% to 43.3% for the quarter versus the comparable quarter a year ago. Sesame Workshop-licensed product sales were 9.8% of Company revenue. There were no Sesame Workshop-licensed sales in the prior year's quarter since this license was first introduced in November 2006. Smithsonian-licensed product sales declined from 34.0% of Company sales to 27.0%, although revenue from the product line remained stable.

                                             Percentage of Sales by license
                                             for the quarters ended June 30
                                            --------------------------------
License                                          2007               2006
----------------------------------------------------------------------------
Disney                                              43.3%               32.2%
Smithsonian                                         27.0                34.0
Proprietary                                         14.6                24.9
Sesame Workshop                                      9.8                 0.0
All other                                            5.3                 8.9
                                            --------------------------------
Total                                              100.0               100.0
                                            ================================


                                         Sales increases, net of
                                     provisions for returns, for the
                                       three months ended June 30,
                                       ----------------------------
Sales channel                              2007             2006         Variance         % change
---------------------------------------------------------------------------------------------------
Domestic
Direct-to-Consumer Book
Distributors                           $    235,836    $     13,334    $    222,502             NMF

International Mass Market
Distributors                                208,814          45,918         162,896           354.8%

Domestic Mass Market
Distributors                                 62,019          16,874          45,145           267.5

Domestic
Direct-to-Consumers
(returnable)                                 42,593               0          42,593             NMF

Sales increases for the quarter were selective across major sales channels. A growing channel for the Company are sales to distributors who sell direct to the consumer by mail order catalog, the internet or door-to-door canvassing without the benefit of returnability. This channel generated $235,836 in revenue in the June Quarter versus negligible sales in the comparable quarter a year ago.

Sales to international mass market distributors increased $162,896 from $45,918 in the prior year to $208,814 for the three months ended June 30, 2007. The increase was a result of ongoing sales and distribution successes of the Company's two Spanish language distributors in Latin America and Spain, which are expanding their offerings of the Company's two prime licenses, Disney and Sesame Workshop, in these territories.

Sales to domestic mass market distributors increased nearly four fold as a result of expanded distribution of lower priced formats into the mass market retailers such as Toys R Us and Wal*Mart.

Domestic direct-to-consumer returnable sales were $42,593 for the three months ended June 30, 2007. There were no sales in this division in the prior year. The major customer in this division is a home shopping channel who successfully sold through a Smithsonian multi-title book, CD and plush toy combination within the allotted air time.

Several other channels of trade experienced increased sales including education and consumer catalogs, international trade book retailers, specialty retailers and schools and libraries.


                                          Sales decreases, net of
                                      provisions for returns, for the
                                        three months ended June 30,
                                       ----------------------------
Sales channel                              2007             2006         Variance         % change
---------------------------------------------------------------------------------------------------
Domestic Warehouse Club
Distributors                           $     70,434    $    339,761    $   (269,327)          (79.3)

Domestic Book Retailers                      22,377          57,319         (34,942)          (61.0)

Domestic warehouse club distributors decreased from $339,761 to $70,434 in the current quarter, primarily as a result of the temporary slowdown of business of Baker & Taylor's purchase of AMS as well as the general timing of orders.

Several other channels of trade including international sub rights royalties, Canadian book distributors, and international trade book distributors also experienced decreased sales.

COST OF SALES.

The Company's cost of sales for the quarter ended June 30, 2007 increased $54,093 from $597,727 in the prior year to $651,820 in the current year, an increase of 9.0%, as a result of the increased sales volume. Cost of sales as a percentage of net sales increased from 66.4% to 66.7% in the current quarter as a result of a change in the sales mix. A slight decrease in product development and warehousing expenses offset the increase.

GROSS PROFIT.

The resulting gross profit for the quarter ended June 30, 2007 increased 7.6% to $325,079 versus the prior quarter's gross profit of $302,124. Gross margin was 33.3% in the current quarter versus 33.6% in the quarter ended June 30, 2006.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

The Company's selling, general, and administrative costs increased 22.7% or $135,633 to $732,732 for the three months ended June 30, 2007 versus $597,099 for the three months ended June 30, 2006. As a percentage of net sales, selling, general and administrative expenses increased from 66.4% of net sales from the prior quarter to 75.0% of net sales in the current quarter.

In the June Quarter, 2007 the Company attended two international trade shows which were not held in the comparable quarter of 2006. As a result trade show expenses increased $66,711. Travel and entertainment expenses related to these two shows were $13,827.

Administrative expenses also increased as a result of fees paid to strategic consultants which resulted in an added expense in the current quarter of $32,813. Additional factors contributing to the increase in selling and administrative expenses were the increase in commissions and professional fees.

LOSS FROM OPERATIONS.

For the quarter ended June 30, 2007, the loss from operations was $407,653 versus a loss of $294,975 for the prior year's quarter.

OTHER EXPENSE.

The Company's other expense for the quarter ended June 30, 2007 was $32,972 versus a $54,506 for the quarter ended June 30, 2006. Interest expense decreased for the quarter versus the comparable quarter a year ago as a result of the conversion of shareholder debt into equity in July, 2006.

NET LOSS.

As a result of the items discussed above, the Company's net loss for the quarter ended June 30, 2007 was $440,625 compared to a net loss of $349,481 for the comparable prior quarter.

Impact of New Accounting Pronouncements
---------------------------------------

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based upon the technical merits of the position. The provisions of FIN 48 were effective for the Company on April 1, 2007. The Company's adoption of FIN 48 did not have a material impact on the financial statements.

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


Liquidity and Capital Resources

                                                 For the quarters
                                                   ended June 30,
                                            ----------------------------
                                                2007             2006         Variance        % change
--------------------------------------------------------------------------------------------------------
Net assets (deficiency)                     $     75,462    $ (1,357,806)   $  1,433,268             NMF

Working capital (deficiency)                    (447,792)       (528,815)         81,023            15.3%

Accounts receivable, net                       1,091,152         743,651         347,501            46.7

Accounts payable and accrued
expenses                                       1,227,675       1,573,713        (346,038)          -22.0

Royalties and commissions payable                303,222         207,856          95,366            31.5

At June 30, 2007 the Company had net assets of $75,462 versus a deficiency at June 30, 2006 of $1,357,806. Working capital improved by $81,023 from a deficiency of $528,815 to a deficiency of $447,592 at June 30, 2007. The change is primarily due to the conversion of debt to equity in July, 2006.

Accounts receivable increased from $743,651 at June 30, 2006 to $1,091,152 at June 30, 2007, an increase of $347,501. The increase is due to the timing of payments from customers and the change in the customer mix and the credit terms occasionally provided to international customers. Accounts payable and accrued expenses decreased $346,038 versus the prior year from $1,573,713 to $1,227,675 at June 30, 2007. Royalties and commissions payable increased $95,366 versus the prior year from $207,856 at June 30, 2006 to $303,222 at June 30, 2007 primarily as a result of the sales mix and the increased level of sales.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving credit facility, including the amended facility of $850,000, the additional bank borrowing of $100,000 and the shareholder note of $234,000, if revenue growth is to be realized. The Company continues to explore alternative financing options in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities and publication initiatives. It is believed a strategic or private equity investor would allow the Company to better position itself for growth by providing working capital for future publishing initiatives and even a strategic acquisition.

As of August 7, 2007, the balance on the Company's revolving line of credit was $726,206 out of $850,000 available. As of June 30, 2007 the balance on the Company's revolving line of credit was $734,206 out of $850,000 available to the Company.

As of August 13, 2007 the Company's backlog was approximately $1,450,000.

On November 28, 2006 the Company received a $260,000 short-term note from its principal shareholder (William W. Burnham, Chairman of the Board). The note is due August 31, 2007. Interest is payable monthly at 6.50%. Mr. Burnham was repaid approximately $26,000 of this note in the quarter ended June 30, 2007.

The Company is in discussions with both Mr. Burnham and the Bank to extend the $260,000 note due to Mr. Burnham and the $100,000 note due to the Bank. Both notes are due at the end of August, 2007 and the Company does not foresee any problems with these refinancings.

Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2007 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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



PART II  OTHER INFORMATION
------

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

(b)      Reports on Form 8-K

I.       The registrant announced the following in a press release issued July
         27, 2007:

         (a)      Item 5.03 Amendments to Articles of Incorporation or Bylaws.

                  The registrant announced in a press release issued July 27, 2007 that pursuant to Article III, Section 1 of the By-Laws of the Corporation, the Board of Directors was being increased from the current number of six (6) Directors to the new number of eight (8) Directors. This change was made effective at its Board Meeting held on June 14, 2007.

         (b)      Item 5.02 Election of Directors.

                  The registrant announced in the same press release, issued July 27, 2007, that pursuant to Article III, Section 2 of the By-Laws of the Corporation, the Board of Directors voted to fill the two vacancies on the Board with elections of Messrs.
                  H. Kim Bangash and William S. Sondheim.

         (c)      Appointment of Principal Officer.

                  Effective August 1, 2007 the Board of Directors will promote Fell C. Herdeg from Vice President Finance to Chief Financial Officer and Vice President. Mr. Herdeg will receive a salary of $120,000, effective upon his promotion. Ms. Andersen, the Company's Chief Executive Officer, President and Publisher, has been the Acting Chief Financial Officer. She ceded the position to Mr. Herdeg on August 1, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRUDY CORPORATION
                                       (REGISTRANT)


Date: August 17, 2007                  By: /s/ Ashley C. Andersen
                                           -------------------------------------
                                           Ashley C. Andersen,
                                           President, Chief Executive Officer