Form 10QSB
period 2007-09-30
TRUDY CORP
filed 2007-11-19
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2007


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


                              SHARES OUTSTANDING AT
                                November 19, 2007
               Common Stock, $.0001 par value: 612,566,330 shares

                                                                          PAGE
INDEX                                                                     NUMBER
-----                                                                     ------

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet - September 30, 2007 (unaudited)           3

        Consolidated Statements of Operations (unaudited)
        for the three and six months ended September 30, 2007
        and September 30, 2006 (unaudited)                                    4

        Consolidated Statement of Shareholders' Deficit (unaudited)
        from April 1, 2007 through September 30, 2007                         5

        Consolidated Statements of Cash Flows (unaudited)
        for the six months ended September 30, 2007 and
        September 30, 2006 (unaudited)                                        6

        Notes to Financial Statements (unaudited)                             7

Item 2. Management's Discussion and Analysis                                 15


                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    26

Item 2. Changes in Securities                                                26

Item 3. Defaults upon Senior Securities                                      26

Item 4. Submission of Matters to a Vote of Security Holders                  26

Item 5. Other Information                                                    27

Item 6. Exhibits and Reports on Form 8-K                                     27

                                Trudy Corporation
                                  Balance Sheet
                               September 30, 2007


                                                                 (Unaudited)
                                                                ------------
Assets
Current assets
  Cash and cash equivalents                                     $      8,997
  Accounts receivable, net                                         1,652,449
  Inventory, net                                                   1,463,503
  Prepaid expenses and other current assets                          104,255
                                                                ------------

    Total current assets                                           3,229,204

  Equipment, net                                                      56,163
  Royalty advances, net                                              225,549
  Prepublication costs and other assets, net                         503,986
                                                                ------------

  Total Other assets                                                 785,698
                                                                ------------

    Total assets                                                $  4,014,902
                                                                ============

Current liabilities
  Notes payable - Bank & related parties                        $  1,361,938
  Current portion, long term debt                                     14,953
  Accounts payable and accrued expenses                            1,217,875
  Deferred Revenue                                                   254,103
  Royalties and commissions payable                                  480,468
                                                                ------------

Total Current liabilities                                          3,329,337

Long term liabilities
  Long term debt, net of current portion                             473,223
                                                                ------------

Total long term liabilities                                          473,223
                                                                ------------

Total liabilities                                                  3,802,560

Commitments

Shareholders' equity
  Common stock - par value                                            61,257
  Paid-in capital                                                  6,931,880
  Accumulated deficit                                             (6,780,795)

Total shareholders' equity                                           212,342
                                                                ------------

Total liabilities and shareholders' equity                      $  4,014,902
                                                                ============



    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                                Trudy Corporation
                             Statement of Operations
         For the Quarters Ended September 30, 2007 & September 30, 2006






                                                          Three Month Period                 Six Month Period
                                                          Ended September 30,               Ended September 30,
                                                     ------------------------------    ------------------------------
                                                         2007             2006             2007             2006
                                                     -------------    -------------    -------------    -------------
                                                      (unaudited)      (unaudited)      (unaudited)      (unaudited)
Net product sales                                        1,855,287        1,488,763        2,826,369        2,344,100
Royalty sales                                               22,300           16,251           28,117           60,765
                                                     -------------    -------------    -------------    -------------

Net Sales                                                1,877,587        1,505,014        2,854,486        2,404,865

Cost of sales                                              964,205          849,704        1,616,025        1,447,431
                                                     -------------    -------------    -------------    -------------

Gross profit                                               913,382          655,309        1,238,461          957,434

Operating expenses:
Selling, general and administrative                        757,049          578,966        1,489,781        1,176,066
                                                     -------------    -------------    -------------    -------------

Income/(loss) from operations                              156,333           76,343         (251,320)        (218,632)

Other income/(expense)
  Interest, net                                            (33,718)         (32,262)         (68,632)         (73,151)
  Other income, net                                         14,265            4,383           16,210           (9,235)
                                                     -------------    -------------    -------------    -------------

Other expense                                              (19,453)         (27,879)         (52,423)         (82,385)
                                                     -------------    -------------    -------------    -------------

Net income/(loss)                                    $     136,880    $      48,464    $    (303,743)   $    (301,017)
                                                     =============    =============    =============    =============

Basic and diluted net income/(loss) loss per share   $          --    $          --    $          --    $          --
                                                     =============    =============    =============    =============

Weighted average number of shares outstanding          612,566,330      594,614,225      612,566,330      527,045,398
                                                     =============    =============    =============    =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                                Trudy Corporation
                       Statements of Shareholders' Equity
                        Quarter ended September 30, 2007


                                               Common Stock            Additional                          Total
                                       ----------------------------      Paid-in        Accumulated     Shareholders'
                                          Shares          Amount         Capital          Deficit         Equity
                                       ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2007 (audited)     612,556,330    $     61,257    $  6,931,881    $ (6,477,051)   $    516,087

Net loss (unaudited)                             --              --              --        (440,625)       (440,625)

                                       ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2007 (unaudited)    612,556,330    $     61,257    $  6,931,881    $ (6,917,676)   $     75,462
                                       ============    ============    ============    ============    ============

Net income (unaudited)                                                                      136,880         136,880

                                       ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2007           612,556,330    $     61,257    $  6,931,881    $ (6,780,796)   $    212,342
                                       ============    ============    ============    ============    ============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements. Trudy Corporation Statements of Cash Flows


                        Trudy Corporation and Subsidiary
                            Statements of Cash Flows

                                                                   For the Six Months Ended
                                                                     September 30, 2007
                                                                ----------------------------
                                                                    2007            2006
                                                                ------------    ------------
                                                                (unaudited)     (unaudited)
Cash Flows From Operating Activities
Net loss                                                        $   (303,745)   $   (301,017)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation                                                        6,809           8,748
   Amortization of pre-publication costs                             138,662          37,790
   Provision for losses on accounts receivable                           300         (18,535)
   Provision for promotional allowance                                (6,500)            430
   Provision for slow moving inventory                                     0          15,000
   Provision for sales returns                                      (133,278)       (413,405)
   Contributed compensation                                                0          22,697
   Director fee                                                            0           5,600
   Consulting fee                                                     54,688          10,938
   Interest expense                                                        0           5,798

Changes in operating assets and liabilities:
   Decrease in accounts receivable                                   137,275         327,283
   Decrease in inventories                                            (1,691)         76,165
   Increase in prepaid expenses and other current assets              13,946          (6,689)
   Decrease in accounts payable and accrued expenses                (169,613)         41,058
   Increase (Decrease) in deferred revenue                           254,103         198,609
   Decrease in royalties and commissions payable                       6,321         (47,019)
                                                                ------------    ------------
Net cash used by operating activities                                 (2,724)        (36,549)

Investing activities:
   Purchases of property and equipment                                (8,528)        (48,644)
   Pre-publication and royalty advances                             (137,855)        (32,743)
                                                                ------------    ------------
Net cash (used) / provided by investing activities                  (146,383)        (81,387)

Financing activities:
Net change in note payable, bank                                     185,864         143,119
Repayments to related parties                                        (33,515)        (33,607)
                                                                ------------    ------------
Net cash provided/(used) by financing activities                     152,350         109,512
                                                                ------------    ------------

Net increase / (decrease) in cash and cash equivalents                 3,244          (8,424)
Cash and cash equivalents at beginning of period                       5,753          10,461
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $      8,997    $      2,037
                                                                ============    ============

Cash paid for interest                                          $     69,445    $     58,323
Cash paid for income taxes                                      $         --    $         --


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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2007.

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

Intangible Assets

As a result of the merger of Studio Mouse, LLC into the Company effective March 31, 2005, an intangible asset was recorded as a result of the premium paid due to the non-exclusive license granted by Disney Licensed Publishing ("Disney"), an imprint of Disney Book Group, LLC, (formerly Disney Children's Book Group,
LLC). The intangible asset is being amortized on a straight line basis over a three year period.

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

Advertising expense related to catalogs and brochures was $5,136 and $4,792 for the three month periods ended September 30, 2007 and 2006, respectively. Advertising expense related to catalogs and brochures was $10,511 and $ 12,428 for the six month periods ended September 30, 2007 and 2006, respectively.

Other advertising expense was $495 and $356 for the three month periods ended September 30, 2007 and 2006, respectively. Other advertising expense was $495 and $906 for the six month periods ended September 30, 2007 and 2006, respectively.

4. Inventories

Inventories consist of the following:


Raw Materials                                                      $     41,182
Finished Goods                                                        1,742,321
Reserve for Obsolescence                                               (320,000)
                                                                   ------------
Inventory                                                          $  1,463,503
                                                                   ============

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
        Burnham, Chairman of the Board)                            $    676,206

        Note payable, bank, due on demand with a maturity of
        December 31, 2007. Interest is payable monthly equal
        to the Wall Street Journal reported prime rate plus
        1.0%. Borrowings are subject to a borrowing base
        equal to 80% of eligible accounts receivable. The
        note is also secured by all of the assets of the
        Company, a mortgage on the Company's premises and a
        personal guarantee of a principal shareholder
        (William W. Burnham, Chairman of the Board)                     100,000

        Note payable, bank, due on demand. Interest is
        payable monthly at LIBOR plus 75 basis points. The
        note is secured by a personal guarantee of a
        principal shareholder (William W. Burnham, Chairman
        of the Board)                                                   576,965

        Note payable, affiliate, payable in monthly
        installments of $1,252. The note is unsecured                     8,767
                                                                   ------------

                        Total                                      $  1,361,938
                                                                   ============

6. Long term debt

        Note payable, bank, payable in monthly installments
        of $2,713 including interest at 6.5%. Balance due in
        February 2009. The note is secured by all assets of
        the Company, a mortgage on the Company's premises and
        a personal guarantee of a principal shareholder
        (William W. Burnham, Chairman of the Board).               $    254,176

        Note payable to a principal shareholder (William W.
        Burnham, Chairman of the Board) due April 30, 2009.
        Interest is payable monthly at 6.50%                            234,000

                       Less current portion                             (14,953)
                                                                   ------------
                       Total                                       $    473,223
                                                                   ============

The scheduled principal payments on long term debt follow:

        Year ending September 30, 2008                             $     14,953
        Year ending September 30, 2009                                  473,223
                                                                   ------------
                      Total                                        $    488,176
                                                                   ============

7. Income Taxes

The components of income tax (benefit) are as follows:

                                                        September 30, 2007               September 30, 2006
                                                   ----------------------------    ----------------------------
                                                     Current         Deferred         Current        Deferred
                                                   ------------    ------------    ------------    ------------
Income tax expense (benefit) before application
of operating loss carryforwards                    $          0    $   (165,400)   $          0    $   (120,400)

Income tax expense (benefit) of operating
loss carryforwards                                            0               0               0               0

Change in valuation allowance                                 0         165,400               0         120,400
                                                   ------------    ------------    ------------    ------------

Income tax expense (benefit)                       $          0    $          0    $          0    $          0
                                                   ============    ============    ============    ============

The deferred taxes are comprised of the following at September 30, 2007:

        Net operating loss carryforwards                           $  1,411,000
        Reserves and allowances                                         378,000
                                                                   ------------

        Total deferred tax assets                                     1,789,000
        Less valuation allowance                                     (1,789,000)
                                                                   ------------

         Net deferred tax assets                                   $          0
                                                                   ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of September 30, 2007, the Company has a net operating loss carryforward of approximately $4.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

8. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $23,743 and $23,543 for the three months ended September 30, 2007 and 2006, respectively. Rent expense totaled $47,485 and $47,285 for the six months ended September 30, 2007 and 2006, respectively.

In November, 2006 the Company borrowed $260,000 from William W. Burnham, the Chairman of the Company and the principal shareholder. The terms of the note can be found in Note 6 to the financial statements.

Interest to related parties totaled $10,221 and $10,458 for the three months ended September 30, 2007 and 2006, respectively. Interest to related parties totaled $23,354 and $31,725 for the six months ended September 30, 2007 and 2006, respectively. There were no loan repayments to related parties for the three or six months periods ended September 30, 2007.

The Board of Directors authorized at its Board Meeting held June 19, 2006 that William W. Burnham would be paid a fee, quarterly, for his personal guarantees of the Company's debt. Guarantor fees paid to Mr. Burnham for the three months ended September 30, 2007 were $4,764 versus $4,585 for the prior three months. Guarantor fees paid to Mr. Burnham for the six months ended September 30, 2007 were $9,836 versus $9,087 for the prior six months.

The Company has re-engaged Delta Capital Group, Inc. to assist in identifying and negotiating with possible financing sources. Last fiscal year Mr. Bradford Mead, the President of Delta Capital Group, was elected to the Board of Directors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the Company's September Quarter of fiscal 2008 increased 24.8 % to $1,877,587 versus $1,505,014 in the comparable quarter of fiscal 2007. This is primarily a result of revenue increases among domestic supermarkets & drugstore chains and international mass market distributors, including the Company's Canadian distributor. The increases were primarily from sales of Disney and Sesame Workshop-licensed products. The Company's profit margin improved from 43.5% in the prior year to 48.6% in the current year. The three month period resulted in net income of $136,880 versus net income of $48,464 for same period in the prior year.

Three months ended September 30, 2007

As noted above, net sales for the second quarter of fiscal 2008 increased 24.8% versus the prior year. Sparking these increases was the Company's introduction of lower retail-priced formats under the Disney and Sesame licenses as well as increased demand for these and higher-priced products in the Company's international markets. Sales of Disney-licensed products as a percentage of total Company sales increased from 43.5% to 54.7% for the quarter versus the comparable quarter a year ago. Sesame Workshop-licensed product sales were 11.9% of Company revenue. There were no Sesame Workshop-licensed sales in the prior year's second quarter since the first products under this license were not launched until November 2006. Smithsonian-licensed product sales declined from 35.6% of Company sales to 12.2% due to a non recurring order from a distributor to the warehouse clubs in the prior year. The Company's proprietary products or non-licensed products containing intellectual property owned by the Company maintained their percentage of revenue at 18.2%.


                                   Percentage of Sales by license for
                                    the quarters ended September 30,
                                   ---------------------------------
License                                     2007            2006
-------------------------------------------------------------------
Disney                                         57.4%           43.5%
Proprietary                                    18.2            18.4
Smithsonian                                    12.2            35.6
Sesame Workshop                                11.9             0.0
All other                                       0.3             2.5
                                   --------------------------------
Total                                         100.0           100.0
                                   ================================


                                        Sales increases, net of provisions for
                                          returns, for the three months ended
                                                    September 30,
                                           -----------------------------
Sales channel                                   2007            2006          Variance        % change
--------------------------------------------------------------------------------------------------------
Domestic Supermarkets & Drugstores          $    445,354    $        640    $    444,714             NMF

International Mass Market
Distributors                                     484,724         267,796         216,928            81.0%

Discount Retailers (non-returnable)              207,305         161,516          45,789            28.3%

International Trade Book Distributors             64,264          36,241          28,023            77.3%

Canadian Book Distributors                       132,972          83,938          49,034            58.4%

Sales increases for the quarter were concentrated in all five of the top divisions. One promising channel of trade for the Company are drugstores, which typically purchase licensed products with low suggested retail prices. With the introduction of the Company's new lower-priced formats, one such sale occurred this quarter to a major national drug chain amounting to $445,354. Virtually no sales to this channel were evident in the comparable quarter a year ago.

Sales to international mass market distributors increased $216,928 from $267,796 in the prior year to $484,724 for the three months ended September 30, 2007, an 81.0% gain. The substantial increase in revenue was a result of ongoing distribution penetration of Spanish language Disney and Sesame-licensed products into mass market accounts in Mexico and the expansion by the Company's Mexico City-based distributor into other parts of South America. In addition, the Company's distributor in Spain has demonstrated substantial success in the Spanish book and mass merchant trade with similar Disney-licensed Spanish editions.

Sales to domestic non-returnable discount retailers increased 28.3% from $161,516 in the prior year to $207,305 in the current 3-month period. These gains came as a result of the Company's emphasis on sales to non-returnable specialty retailers, which purchase at deeper discounts on a firm sale basis.

Several other channels of trade experienced increased sales including Canadian book distributors, international trade book distributors and domestic toy & gift distributors.


                                        Sales decreases, net of provisions for
                                         returns, for the three months ended
                                                   September 30,
                                           -----------------------------
Sales channel                                   2007             2006       Variance        % change
-------------------------------------------------------------------------------------------------------
Domestic Warehouse Club Distributors
(returnable & non-returnable)                        NMF    $    296,034            NMF             NMF

Close-outs                                        55,008          99,440        (44,432)          (44.7%)

Direct-to-Consumer (returnable)                    3,188          39,662        (36,474)          (91.9%)

For those sales divisions with softer than expected sales, the domestic warehouse club distributor sales were the greatest disappointment. For the three months ending September 30, 2006, the Company shipped $262,350 of goods to the non-returnable distributor in this division. For the same quarter in 2007, the Company did not ship an equivalent order. Some of this is attributed to timing--the Company has plans to ship a large order to this distributor in December of 2007, which did not occur in the December quarter of 2006. Non-returnable sales to the warehouse club are opportunistic and may not be repeated each quarter.

As reported in previous filings and above, on December 29, 2006, Advanced Marketing Services, Inc. (AMS), one of the Company's largest customers and the largest distributor to the warehouse clubs in the United States, filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. AMS operated under a $75 million debtor-in-possession financing from Wells Fargo Foothill and as a result the Company continued to do business with AMS from December 29, 2006 up until March 12, 2007. On this date, AMS' wholesale distributing business and related assets were sold to Baker & Taylor, which formed Baker & Taylor Marketing Services (BTMS) to distribute product to the warehouse clubs. As a result of the transition from AMS to BTMS, sales were below the prior year because with BTMS' takeover of AMS there has been some disruptions in the supply chain. The Company anticipates that any potential future sales volume losses experienced with BTMS should be offset by sales to other customers that will continue to service this channel trade.

In May 2007 the Company signed two returns program agreements with AMS, as debtor and debtor-in-possession, to return a significant portion of inventory which will offset the outstanding receivable. Based on the information currently available the Company believes its reserves are sufficient to cover any reduction in receivables that may result from any bankruptcy settlement and the pending returns. The Company continues to receive returns from AMS under the two returns programs and as of September 30, 2007, the Company had lowered its net outstanding receivables from AMS to $93,700. As of November 12, 2007 the net outstanding receivable had further decreased to $31,500.

Sales to domestic close out accounts declined 44.7% from $99,440 in the prior year to $55,008 in the current year primarily as a result of the timing of orders.

Sales to returnable direct-to-consumer accounts decreased from $39,662 to $3,188 also as a result of timing of orders. As will be seen in the six-month overview, sales in this division are up for the fiscal year to date as compared with the same period in 2006.

Several other channels of trade including domestic book retailers, domestic specialty retailers and international direct-to-consumer book distributors also experienced decreased sales, though this revenue as a group was a small percentage of the Company's total net sales.

 Six months ended
September 30, 2007

Net sales for the first six months of fiscal 2008 increased 18.7% versus the prior year. Sparking these increases were the Company's introduction of lower-priced formats under the Disney and Sesame licenses and greater demand for a large cross-section of the Company's formats by international distributors. Sales of Disney-licensed products as a percentage of total Company sales, increased from 38.2% to 51.7% for the six month period versus the comparable period a year ago. Sesame Workshop-licensed product sales were 11.1% of Company revenue. There were no Sesame workshop-licensed sales in the prior year's second quarter since this license was first introduced in November 2006. Smithsonian-licensed product sales declined from 35.1% of Company sales to 18.2%.

                                                 Percentage of Sales by license
                                                    for the six months ended
                                                          September 30,
                                                 -----------------------------
License                                               2007             2006
------------------------------------------------------------------------------
Disney                                                   51.7%            38.2%
Smithsonian                                              18.2             35.1
Proprietary                                              16.7             16.3
Sesame Workshop                                          11.1              0.0
All other                                                 2.3             10.4
                                                 -----------------------------
Total                                                   100.0            100.0
                                                 =============================


                                         Sales increases, net of provisions
                                        for returns, for the six months ended
                                                    September 30,
                                            ----------------------------
Sales channel                                   2007            2006          Variance        % change
--------------------------------------------------------------------------------------------------------
Domestic Supermarkets & Drugstores          $    445,354    $      1,372    $    443,982             NMF

International Mass Market
Distributors                                     693,538         313,714         379,824           121.0%

Direct-to-consumer book distributors
(non-returnable)                                 386,101         161,008         225,093           139.8%

Third Party Direct
Mail Catalogs                                     84,909          76,493           8,416            11.0%

Direct-to-consumer
(returnable)                                      45,938          39,435           6,503            16.5

For the six months end September 30, 2007, sales increases were broad-based with all major channels of trade posting increases with the exception of warehouse club distributors. Sales to domestic supermarket and drug store chains increased by $443,982 over the prior year as a result of a sale of Disney- and Sesame-licensed product and proprietary product in new lower-priced formats.

International mass market distributor sales increased by $379,824 to $693,538 in the current six month period as a result of ongoing sales and distribution successes of the Company's two major Spanish language distributors in Latin America and Spain.

Direct-to-consumer book distributor sales increased to $386,101 in the current year from $161,008 in the prior year primarily as a result of a) sales to a major consumer catalog, which purchased three licensed products from Disney and Sesame Workshop in the current year, and b) increasing demand for the Company's products from another major direct-to-consumer marketer.

Sales also increased in many other divisions including but not limited to third party direct mail catalogs, direct-to-consumer returnable accounts, toy and gift distributors, discount retailers, international book retailers, and international trade book distributors,

                                          Sales decreases, net of provisions
                                         for returns, for the six months ended
                                                    September 30,
                                            ----------------------------
Sales channel                                   2007            2006          Variance        % change
--------------------------------------------------------------------------------------------------------
Domestic Warehouse Club Distributors        $     55,110    $    654,835        (599,725)          (91.6%)

Domestic Book Retailers                           40,583          91,974         (51,391)          (55.9%)

Close-outs                                        58,830         105,002         (46,172)          (44.0%)

Domestic warehouse club distributor sales decreased from $654,835 to $55,110 in the current six month period. The decline was a result of a non-recurring sale of a non-returnable proprietary product in the prior September quarter that did not occur in the current year. In addition, purchases of book formats by the clubs can vary from one quarter to another as purchases are on a promotional basis for a six week exposure on the clubs' shelves. Therefore, timing of purchases can affect the Company's sales from one quarter to another. This is further complicated by the sale of AMS to Baker & Taylor. In the intervening period, BTMS has found it difficult to maintain good distribution relationships with all three warehouse clubs in the United Sates, with most of their business now concentrated in the country's largest club, Costco.

Sales to domestic book retailers decreased $51,391 versus the prior year primarily as a result of the Company's decision to temporarily suspend shipments to a major chain book seller pending the resolution of credit issues. The Company believes adequate resolution is imminent and has resumed shipping.

Sales to domestic close-out accounts declined for the six month period as well mainly due to the timing of orders and availability of product to be remaindered.

COST OF SALES.

Three months ended September 30, 2007

The Company's cost of sales for the quarter ended September 30, 2007 increased $114,501 from $849,704 in the prior year to $964,205 in the current year, an increase of 13.5%, primarily as a result of 24.6% increase in sales volume. Cost of sales as a percentage of net sales decreased from 56.5% to 51.4% in the current quarter as a result of a change in the gross margin mix among sales divisions and a greater absorption of fixed warehouse and product development costs due to increased sales. Warehousing and direct product costs were reduced from $183,306 to $175,954 for the quarter and were down as a percentage of sales from 12.2% to 9.4%. Product costs as a percentage of net sales were down slightly from 37.5% to 36.5%. Product development costs were largely unchanged.

Six months ended September 30, 2007

The Company's cost of sales for the six months ended September 30, 2007 increased $168,594 from $1,447,431 in the prior year to $1,616,025 in the current year, an increase of 11.6%, as a result of the 18.7% gain in sales volume. Cost of sales as a percentage of net sales decreased from 60.2% to 56.6% in the current quarter as a result of a change in the sales mix. Product costs for the current six months remained relatively flat, however total warehouse and product costs were down for the six months from $358,739 to $349,385 and down as a percentage of sales from 14.9% to 12.2%.

GROSS PROFIT.

Three months ended September 30, 2007

The resulting gross profit for the quarter ended September 30, 2007 increased 39.4% to $913,382 versus the prior quarter's gross profit of $655,309. Gross margin was 48.6% in the current quarter versus 43.5% in the quarter ended September 30, 2006.

Six months ended September 30, 2007

Gross profit for the six months ended September 30, 2007 increased 29.4% to $1,238,461 versus the prior year's gross profit of $957,434. Gross margin was 43.4% in the current year versus 39.8% for the six months ended September 30, 2006.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended September 30, 2007

The Company's selling, general and administrative costs ("SG&A") increased 30.8% or $178,082 to $757,049 for the three months ended September 30, 2007 versus $578,966 for the three months ended September 30, 2006. As a percentage of net sales, SG&A expenses were 40.3%, up from 38.5% of net sales the prior fiscal year. The increase in SG&A expenses was largely due to increased royalty expenses. The increase was largely due to a) an increase in fiscal 2008 of the contractual royalty obligations to the Smithsonian Institution and b) the increase in royalty expenses resulting from the greater percentage of revenue attributable to Disney- and Sesame-licensed product sales.

Six months ended September 30, 2007

SG&A increased 26.7% or $313,715 to $1,489,781 for the six months ended September 30, 2007 versus $1,176,066 for the six months ended September 30, 2006. Of this increase, $193,341 was attributed to royalty expenses which were primarily due to a) contractual royalty obligations to the Smithsonian Institution as well as b) the increase in royalty expenses resulting from the greater percentage of revenue attributable to licensed product sales. While expenses for legal services were down significantly by $20,776, they were offset by a $35,843 increase in consultant fees paid to a firm engaged to seek strategic alternatives for the Company. As a percentage of net sales, selling, general and administrative expenses increased from 48.9% of net sales from the prior year to 52.2% of net sales in the current quarter.

INCOME / LOSS FROM OPERATIONS.

Three months ended September 30, 2007

For the quarter ended September 30, 2007, the income from operations was $156,333, or 8.3% of revenue, versus income of $76,343, or 5.1% of revenues, for the prior year's quarter.

Six months ended September 30, 2007

For the six months ended September 30, 2007, the loss from operations was $251,320 versus a loss of $218,632 for the prior year.

OTHER EXPENSE.

Three months ended September 30, 2007

The Company's other expense for the quarter ended September 30, 2007 was $19,453 versus $27,879 for the quarter ended September 30, 2006. This expense is mostly made up of interest paid to carry the Company's bank and shareholder debt, offset in this quarter by income from distribution fees from third party publishers and a favorable Canadian currency exchange.

Six months ended September 30, 2007

The Company's other expense for the six months ended September 30, 2007 was $52,423 versus $82,385 for the six months ended September 30, 2006. Again, interest expenses which were largely unchanged in the current six month period versus a year ago were offset by an increase in the third party distribution fees, rental income and gains associated with a favorable Canadian currency exchange.

NET INCOME / LOSS.

Three months ended September 30, 2007

As a result of the items discussed above, the Company's net income for the quarter ended September 30, 2007 was $136,880 compared to net income of $48,464 for the comparable prior quarter.

Six months ended September 30, 2007

As a result of the items discussed above, the Company's net loss for the six months ended September 30, 2007 was $303,743 compared to a net loss of $301,017 for the comparable prior six months.

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

Liquidity and Capital Resources

                                              For the quarters ended
                                                   September 30,
                                            ----------------------------
                                                2007            2006          Variance        % change
--------------------------------------------------------------------------------------------------------
Net assets (deficiency)                     $    212,342    $    231,831    $     19,489            (8.4%)

Working capital (deficiency)                    (100,133)       (285,719)        185,586            65.0%

Accounts receivable, net                       1,652,449       1,522,503        (129,946)           (8.5%)

Accounts payable and accrued expenses          1,416,978       1,835,218        (418,240)          (22.8%)

Royalties and commissions payable                480,468         233,019         247,449           106.2%


At September 30, 2007 the Company had net assets of $212,342 versus net assets of $231,831 at September 30, 2006. Working capital improved by $185,586 from a deficiency of $285,719 to a deficiency of $100,133 at September 30, 2007.

Accounts receivable increased from $1,522,503 at September 30, 2006 to $1,652,449 at September 30, 2007, an increase of $129,946 (see comments below regarding Advanced Marketing Services). Accounts payable and accrued expenses decreased $418,240 versus the prior year from $1,835,218 to $1,416,978 at September 30, 2007. Royalties and commissions payable increased $247,449 versus the prior year from $233,019 at September 30, 2006 to $480,468 at September 30, 2007 primarily as a result of the sales mix and the increased level of sales.

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

In May 2007 the Company signed two returns program agreements with AMS, as debtor and debtor-in-possession, to return a significant portion of inventory which will offset the outstanding receivable. Based on the information currently available the Company believes its reserves are sufficient to cover any reduction in receivables that may result from any bankruptcy settlement and the pending returns. The Company continues to receive returns from AMS under the two returns programs and as of September 30, 2007, the Company had lowered its net outstanding receivables from AMS to $93,700. As of November 12, 2007 the net outstanding receivable had further decreased to $31,500.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving credit facility, including the amended facility of $850,000, the additional bank borrowing of $100,000 and the shareholder note of $234,000, if revenue growth is to be realized. The Company is also currently negotiating with its lender for an extension and increase of its credit lines.

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

As of November 12, 2007, the balance on the Company's revolving line of credit was $834,000 out of $850,000 available. As of September 30, 2007 the balance on the Company's revolving line of credit was $676,206 out of $850,000 available to the Company.

As of November 12, 2007 the Company's backlog was approximately $2,489,000. On November 28, 2006 the Company received a $260,000 short-term note from its principal shareholder (William W. Burnham, Chairman of the Board). The note is due April 30, 2009. Interest is payable monthly at 6.50%. There were no repayments in the quarter ended September 30, 2007.

The Company has engaged Delta Capital to assist in identifying and negotiating with possible financing sources.

Forward-looking Statements
---------------------------

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

(a)      Exhibits
-------------------

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

                                       TRUDY CORPORATION
                                       (REGISTRANT)

Date: November 19, 2007                By: /s/ Ashley C. Andersen
                                           -------------------------------------
                                           Ashley C. Andersen,
                                           President, Chief Executive Officer