Form 10QSB
period 2007-12-31
TRUDY CORP
filed 2008-02-19
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2007

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

                              SHARES OUTSTANDING AT
                                February 19, 2008
               Common Stock, $.0001 par value: 612,566,330 shares

INDEX                                                                       PAGE
-----                                                                       ----
NUMBER
------

                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheet - December 31, 2007 (unaudited)                  3

   Consolidated Statements of Operations (unaudited) for the three and
   nine months ended December 31, 2007 and December 31, 2006 (unaudited)       4

   Consolidated Statement of Shareholders' Deficit (unaudited) from
   April 1, 2007 through December 31, 2007                                     5

   Consolidated Statements of Cash Flows (unaudited) for the nine months
   ended December 31, 2007 and December 31, 2006 (unaudited)                   6

   Notes to Financial Statements (unaudited)                                   7

Item 2. Management's Discussion and Analysis                                  14

                   PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     25

Item 2. Changes in Securities                                                 25

Item 3. Defaults upon Senior Securities                                       25

Item 4. Submission of Matters to a Vote of Security Holders                   25

Item 5. Other Information                                                     26

Item 6. Exhibits and Reports on Form 8-K                                      26

                                Trudy Corporation
                                  Balance Sheet
                                December 31, 2007

Assets                                                              (Unaudited)

Current assets
   Cash and cash equivalents                                       $      1,087
   Accounts receivable, net                                           1,903,304
   Inventory, net                                                     1,518,706
   Prepaid expenses and other current assets                             98,390
                                                                   ------------

      Total current assets                                            3,521,488

   Equipment, net                                                        70,387
   Royalty advances, net                                                223,544
   Prepublication costs and other assets, net                           526,549
                                                                   ------------

   Total Other assets                                                   820,480
                                                                   ------------

      Total assets                                                 $  4,341,968
                                                                   ============

Current liabilities
   Notes payable - Bank & related parties                          $  1,504,180
   Current portion, long term debt                                       15,520
   Accounts payable and accrued expenses                              1,496,968
   Deferred Revenue                                                     238,063
   Royalties and commissions payable                                    471,368
                                                                   ------------

Total Current liabilities                                             3,726,100

Long term liabilities
   Long term debt, net of current portion                               468,902
                                                                   ------------

Total long term liabilities                                             468,902
                                                                   ------------

Total liabilities                                                     4,195,002

Commitments

Shareholders' equity
   Common stock - par value                                              61,257
   Paid-in capital                                                    6,931,881
   Accumulated deficit                                               (6,846,172)

Total shareholders' equity                                              146,966
                                                                   ------------

Total liabilities and shareholders' equity                         $  4,341,968
                                                                   ============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                                Trudy Corporation
                             Statement of Operations
 For the Three & Nine Month Periods Ended December 31, 2007 & December 31, 2006

                                                               Three Month Period               Nine Month Period
                                                               Ended December 31,               Ended December 31,
                                                          ------------------------------   ------------------------------
                                                               2007            2006             2007            2006
                                                          --------------  --------------   --------------  --------------
                                                           (unaudited)     (unaudited)      (unaudited)     (unaudited)
Net product sales                                             1,628,573       1,779,371        4,454,942       4,123,471
Royalty sales                                                    39,847         143,147           67,964         203,912
                                                          -------------   -------------    -------------   -------------

Net Sales                                                     1,668,420       1,922,518        4,522,906       4,327,383

Cost of sales                                                 1,015,268         940,308        2,631,294       2,387,737
                                                          -------------   -------------    -------------   -------------

Gross profit                                                    653,152         982,210        1,891,612       1,939,646

Operating expenses:
   Selling, general and administrative                          708,638         838,914        2,198,419       2,014,979
                                                          -------------   -------------    -------------   -------------

Income/(loss) from operations                                   (55,486)        143,296         (306,807)        (75,334)

Other income/(expense)
   Interest, net                                                (34,401)        (34,438)        (103,033)       (107,590)
   Other income, net                                             24,511           2,675           40,721          (6,560)
                                                          -------------   -------------    -------------   -------------

Other expense                                                    (9,890)        (31,763)         (62,312)       (114,150)
                                                          -------------   -------------    -------------   -------------

Net income/(loss)                                         $     (65,376)  $     111,533    $    (369,119)  $    (189,484)
                                                          =============   =============    =============   =============

Basic and diluted net income/(loss) loss per share        $           -   $           -    $           -   $           -
                                                          =============   =============    =============   =============

Weighted average number of shares outstanding               612,566,330     594,614,225      612,566,330     527,045,398
                                                          =============   =============    =============   =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                                Trudy Corporation
                         Changes in Shareholders' Equity
                         Quarter ended December 31, 2007

                                                      Common Stock
                                              ---------------------------   Additional Paid-in   Accumulated    Total Shareholders'
                                                 Shares         Amount           Capital           Deficit             Equity
                                              ------------   ------------   ------------------   -------------  --------------------
Balance at March 31, 2007 (audited)            612,556,330   $     61,257   $        6,931,881   $ (6,477,051)  $           516,087

Net loss (unaudited)                                     -              -                    -       (440,625)             (440,625)

                                              ------------   ------------   ------------------   ------------   -------------------
Balance at June 30, 2007 (unaudited)           612,556,330   $     61,257   $        6,931,881   $ (6,917,676)  $            75,462
                                              ============   ============   ==================   ============   ===================

Net income (unaudited)                                                                                136,880               136,880

                                              ------------   ------------   ------------------   ------------   -------------------
Balance at September 30, 2007 (unaudited)      612,556,330   $     61,257   $        6,931,881   $ (6,780,796)  $           212,342
                                              ============   ============   ==================   ============   ===================

Net loss (unaudited)                                                                                  (65,376)              (65,376)

                                              ------------   ------------   ------------------   ------------   -------------------
Balance at December 31, 2007 (unaudited)       612,556,330   $     61,257   $        6,931,881   $ (6,846,172)  $           146,966
                                              ============   ============   ==================   ============   ===================

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                        Trudy Corporation and Subsidiary
                            Statements of Cash Flows

                                                                           For the NIne Months Ended
                                                                                 December 31,
                                                                           --------------------------
                                                                               2007          2006
                                                                           -----------   ------------
                                                                           (unaudited)   (unaudited)
Cash Flows From Operating Activities
Net loss                                                                   $  (369,119)  $  (189,484)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation                                                                 11,646        12,684
   Amortization of pre-publication costs                                       206,231       101,251
   Provision for losses on accounts receivable                                     800        39,268
   Provision for promotional allowance                                         (30,500)      (14,048)
   Provision for slow moving inventory                                         (45,000)       15,000
   Provision for sales returns                                                (177,759)     (367,984)
   Consulting fee                                                                    0        22,697
   Board Compensation                                                                0         5,600
   Consulting fee                                                               54,688        43,750
   Interest expense                                                                  0         5,798

Changes in operating assets and liabilities:
   (Increase) / Decrease in accounts receivable                                (45,600)       40,032
   (Increase) / Decrease in inventories                                        (11,894)      155,354
   (Increase) / Decrease in prepaid expenses and other current assets           19,811       (13,738)
   (Decrease) / Increase in accounts payable and accrued expenses              109,480      (114,431)
   (Decrease) / Increase in deferred revenue                                   238,063        52,442
   (Decrease) / Increase in royalties and commissions payable                   (2,779)       54,424
                                                                           -----------   -----------
Net cash used by operating activities                                          (41,932)     (151,385)

Investing activities:
   Purchases of property and equipment                                         (27,590)      (48,645)
   Pre-publication and royalty advances                                       (225,982)      (77,198)
                                                                           -----------   -----------
Net cash (used) / provided by investing activities                            (253,572)     (125,843)

Financing activities:
   Net change in note payable, bank                                            178,201        56,484
   Repayments to related parties                                               (37,363)      (37,365)
   Proceeds from related parties                                               150,000       260,000
                                                                           -----------   -----------
Net cash provided by financing activities                                      290,838       279,119
                                                                           -----------   -----------

Net increase / (decrease) in cash and cash equivalents                          (4,666)        1,891
Cash and cash equivalents at beginning of period                                 5,753        10,461
                                                                           -----------   -----------
Cash and cash equivalents at end of period                                 $     1,087   $    12,352
                                                                           ===========   ===========

Cash paid for interest                                                     $   103,917   $    90,276
Cash paid for income taxes                                                 $         -   $         -

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

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Description of Business and Basis of Presentation

Trudy Corporation (hereinafter referred to as the 'Company'), publishes children's books and audiobooks and designs, manufactures and markets plush stuffed animals for sale to domestic and international retail and wholesale customers. The Company's products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints and Fetching Books.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2007.

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

Advertising expense related to catalogs and brochures was $10,861 and $12,258 for the three month periods ended December 31, 2007 and 2006, respectively. Advertising expense related to catalogs and brochures was $21,372 and $ 24,686 for the nine month periods ended December 31, 2007 and 2006, respectively.

Other advertising expense for the quarter ended December 31, 2007 was nil versus $356 for the three month period ended December 31, 2006. There was no other advertising expense for the nine months ended December 31, 2007 versus $1,262 for the nine month period ended December 31, 2006.

3. Inventories

Inventories consist of the following:

Raw Materials                                             $    40,083
Finished Goods                                              1,753,623
Reserve for Obsolescence                                     (275,000)
                                                          -----------
Inventory                                                 $ 1,518,706
                                                          ===========

4. Notes Payable, Bank and Related Parties

      A revolving line of credit totaling $850,000 due on demand.
      Interest is payable monthly equal to the Wall Street
      Journal reported prime rate plus 1.0%. Borrowings are
      subject to a borrowing base equal to 80% of eligible
      accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder
      (William W. Burnham, Chairman of the Board)                   $   622,206

      Note payable, bank, due on demand with a maturity of March
      31, 2008. Interest is payable monthly equal to the Wall
      Street Journal reported prime rate plus 1.0%. Borrowings
      are subject to a borrowing base equal to 80% of eligible
      accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder
      (William W. Burnham, Chairman of the Board)                       100,000

      Note payable, bank, due on demand. Interest is payable
      monthly at LIBOR plus 75 basis points. The note is secured by a personal guarantee of a principal shareholder (William
      W. Burnham, Chairman of the Board)                                626,965

      Note payable to a principal shareholder (William W.
      Burnham, Chairman of the Board) due August 31, 2008.
      Interest is payable monthly at 30 day LIBOR plus 1.00%.           150,000

      Note payable, affiliate, payable in monthly installments of
      $1,252. The note is unsecured.                                      5,009
                                                                    -----------

            Total                                                   $ 1,504,180
                                                                    ===========

5. Long term debt

      Note payable, bank, payable in monthly installments of
      $2,713 including interest at 6.5%. Balance due in February
      2009. The note is secured by all assets of the Company, a
      mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of
      the Board).                                                   $   250,513

      Note payable to a principal shareholder (William W.
      Burnham, Chairman of the Board) due April 30, 2009.
      Interest is payable monthly at LIBOR + 1.00%                      233,909

            Less current portion                                        (15,520)
                                                                    -----------
            Total                                                   $   468,902
                                                                    ===========

The scheduled principal payments on long term debt follow:

      Year ending December 31, 2008                                 $    15,520
      Year ending December 31, 2009                                     468,902
                                                                    -----------
            Total                                                   $   484,422
                                                                    ===========

6. Income Taxes

The components of income tax (benefit) are as follows:

                                                    December 31, 2007      December 31, 2006
                                                  ---------------------   --------------------
                                                  Current    Deferred     Current    Deferred
                                                  ---------------------   --------------------
Income tax expense (benefit) before application
of operating loss carryforwards                   $     0   $ (125,500)   $     0   $ (75,800)

Income tax expense (benefit) of operating
loss carryforwards                                      0            0          0           0

Change in valuation allowance                           0      125,500          0      75,800
                                                  --------------------    -------------------

Income tax expense (benefit)                      $     0   $        0    $     0   $       0
                                                  ====================    ===================

The deferred taxes are comprised of the following at December 31, 2007:

   Net operating loss carryforwards                            $  1,411,000
   Reserves and allowances                                          378,000
                                                               ------------

   Total deferred tax assets                                      1,789,000
   Less valuation allowance                                      (1,789,000)
                                                               ------------

   Net deferred tax assets                                     $          0
                                                               ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of December 31, 2007, the Company has a net operating loss carryforward of approximately $4.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

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

Rent expense totaled $23,743 and $23,943 for the three months ended December 31, 2007 and 2006, respectively. Rent expense totaled $71,228 for the each of the nine month periods ended December 31, 2007 and 2006, respectively.

In November, 2006 the Company borrowed $260,000 from William W. Burnham, the Chairman of the Company and the principal shareholder. The terms of the note can be found in Note 5 to the financial statements.

In December, 2007 the Company borrowed an additional $150,000 from William W. Burnham. The terms of the note can be found in Note 4 to the financial statements.

Interest to related parties totaled $12,354 and $2,873 for the three months ended December 31, 2007 and 2006, respectively. Interest to related parties totaled $35,709 and $17,938 for the nine months ended December 31, 2007 and 2006, respectively.

The Board of Directors authorized in June, 2006 that William W. Burnham would be paid a fee, quarterly, for his personal guarantees of the Company's debt. Guarantor fees paid to Mr. Burnham for the three months ended December 31, 2007 were $4,968 versus $5,011 for the prior three months. Guarantor fees paid to Mr. Burnham for the nine months ended December 31, 2007 were $14,830 versus $14,099 for the prior nine months.

The Company has re-engaged Delta Capital Group, Inc. to assist in identifying and negotiating with possible financing sources. Mr. Bradford Mead, President of Delta Capital Group, is a member of the Board of Directors.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the Company's December Quarter of fiscal 2008 decreased 13.2% to $1,668,420 versus $1,922,518 in the comparable quarter of fiscal 2007. This is primarily a result of revenue decreases among international and domestic mass market distributors, domestic warehouse club distributors and subsidiary rights revenue. The decreases were primarily from sales of Disney and Sesame Workshop-licensed products as well as subsidiary rights sales of the Company's proprietary product. The Company's profit margin decreased from 51.1% in the prior year to 39.1% in the current year. The three month period resulted in a net loss of $65,376 versus net income of $111,533 for the same period in the prior year.

Three months ended December 31, 2007

As noted above, net sales for the third quarter of fiscal 2008 decreased 13.2% versus the prior year. These decreases were partially the result of timing for orders shipped to the Company's international mass market distributors and domestic warehouse club distributors for which the order backlog is strong for the balance of the fiscal year. These decreases were also a result of lower subsidiary rights sales, related to such a sub rights sale completed in the quarter ended December 31, 2006 that did not repeat in the same quarter in 2007.

Sales of Disney-licensed products as a percentage of total Company sales decreased from 73.1% to 52.2% for the quarter versus the comparable quarter a year ago. Sesame Workshop-licensed product sales were 5.9% of Company revenue in the current quarter versus 6.9% in the prior year. Smithsonian-licensed product sales increased from 8.6% of Company sales to 29.3% as a result of the strong introduction of new book and audio titles as well as a series of pre-school educational novelty books. In addition, a new channel of trade was successfully opened through a sale of bundled Smithsonian-licensed book, audio and toy sets on a home shopping channel.

The Company's proprietary products maintained an approximate 9.0% share of revenue for the quarter versus the comparable quarter a year ago.

                     Percentage of Sales by license for the quarters ended
                                           December 31,
                     -----------------------------------------------------
    License                      2007                       2006
--------------------------------------------------------------------------

Disney                            52.2%                      73.1%
Smithsonian                       29.3                        8.6
Proprietary                        9.0                        8.5
Sesame Workshop                    5.9                        6.9
All other                          3.6                        2.9
                     -----------------------------------------------------
Total                            100.0                      100.0
                     =====================================================

                             Sales decreases, net of
                             provisions for returns,
                               for the three months
                                ended December 31,
                             -----------------------
       Sales channel              2007        2006      Variance    % change
----------------------------------------------------------------------------

International Mass Market
Distributors                 $  343,126   $  597,173   ($ 254,047)    -42.5%

Domestic Warehouse Club
Distributors (returnable
& non-returnable)                95,167      333,405     (238,238)    -71.5%

Domestic Mass Market
Distributors                     54,388      179,834     (125,446)    -69.8%

Sub rights royalty income        39,847      143,147     (103,300)    -72.2%

For the three months ended December 31, 2007 sales to International Mass Market Distributors declined $254,047. The Company's backlog for this division, however, was substantially higher than at December Quarter end a year ago due to expanded distribution coverage of the Company's products to South American Spanish language markets by its exclusive Mexican distributor, as well as strong sales to the Company's distributor in Spain.

Furthermore, sales to this division for the nine month period ended December 31, 2007 were 13.8% higher than the previous nine month period's sales.

For the three months ended December 31, 2007, net sales to returnable and non-returnable domestic warehouse club distributors declined 71.5% or $238,238 again as a result of the timing of shipments related to the increased lead time required for product safety testing. Additional safety testing and labeling mandate longer lead times prior to shipment, resulting in scheduled shipments moving into subsequent quarters. Sales to these channels of trade were below those of the prior year because there have been notable disruptions in the supply chain as a result of BTMS' integration of AMS. The Company anticipates that any further erosion of sales to the warehouse clubs through BTMS should be offset by sales to other distributors that continue to service and grow their business within this channel trade.

Sales to domestic mass market distributors declined 69.8% from $179,834 in the prior year to $54,388 in the current year primarily as a result again from the timing of shipments required to fill seasonal changeovers in programmed store sets, which run from February through August of 2008.

Domestic and international sub-rights royalty income decreased $103,300 versus the prior year's quarter when significant sub-rights revenue was received from a major program sale to a display marketer. Such licensing programs are opportunistic and occur only periodically.

The following trade sales divisions returned increases in sales in the fiscal year quarter ended December 31, 2007 versus the comparable quarter a year ago.


                               Sales increases, net of
                               provisions for returns,
                                for the three months
                                  ended December 31,
                              --------------------------
     Sales channel                  2007        2006        Variance   % change
-------------------------------------------------------------------------------

Close out Accounts            $    136,001   $     2,684   $ 133,317       NMF

Book Clubs                         124,603             0     124,603       100%

Direct-to-Consumer
(returnable)                        70,475           NMF         NMF       NMF

Direct-to-consumer
Book Distributor                   162,842        68,440      94,402     138.0%

Sales to close out accounts increased $133,317 versus the prior year as a result of a concerted effort by the Company to reduce inventory levels based on Management's estimate of demand.

Sales to book clubs were $124,603; there were no sales in the prior year to this channel of trade. Such sales are opportunistic, occurring periodically, as this trade channel is dominated by one customer within the United Sates.

Revenue from the returnable direct-to-consumer channel of trade increased $70,475 in the current quarter versus a year ago as a result of a successful program through a home shopping network.

Sales to direct-to-consumer book distributors increased 138.0% to $162,842 versus the prior year as a result of order timing and increased penetration into the consumer door-to-door sales category.

Several other channels of trade experienced increased sales including domestic trade book retailers, domestic trade book distributors, international trade book and toy retailers and distributors, schools, libraries and school and library distributors.

Nine months ended December 31, 2007

Net sales for the first nine months of fiscal 2008 increased 4.5% versus the prior year. Sparking these increases were a significant sale to a major drugstore chain, large orders from a consumer cataloger and book club, increased sales to the Company's domestic book and toy distributors, Latin American and European Spanish-language distributors as well as the majority of the Company's other international sales divisions. Sales of Disney-licensed products as a percentage of total Company sales, decreased from 56.5% to 51.9% for the nine month period versus the comparable period a year ago. Sesame Workshop-licensed product revenue was 9.3% and 3.6% for the nine month periods ended December 31, 2007 and 2006, respectively. Smithsonian-licensed product sales increased from 21.1% of Company sales to 22.1%.

                                      Percentage of Sales by license for the
                                          nine months ended December 31,
                                      --------------------------------------
    License                                 2007                       2006
----------------------------------------------------------------------------

Disney                                      51.9%                      56.5%
Smithsonian                                 22.1                       21.1
Proprietary                                 14.1                       15.6
Sesame Workshop                              9.3                        3.6
All other                                    2.6                        3.2
                                      -------------------------------------
Total                                      100.0                      100.0
                                      =====================================


                               Sales increases, net of
                               provisions for returns,
                                 for the nine months
                                  ended December 31,
                              --------------------------
      Sales channel                 2007          2006      Variance   % change
-------------------------------------------------------------------------------

Domestic Supermarkets and
Drug Stores                   $    426,429   $     1,382   $ 425,047       NMF

Direct-to-consumer book
distributors
(non-returnable)                   548,943       229,448     319,495     139.2%

International Mass Market
Distributors                     1,036,664       910,887     125,777      13.8%

Book Clubs                         124,603         8,802     115,801     131.6%

Direct-to-Consumer
(returnable)                       116,413        14,938     101,475       NMF

For the nine months end December 31, 2007, sales increases were fairly broad-based with all major channels of trade posting increases as the Company a) emphasized non-returnable accounts and b) increased and/or improved its sales representation. Sales to domestic supermarket and drug store chains increased by $425,047 over the prior year as a result of a sale of Disney- and Sesame-licensed product and proprietary product in new lower-priced formats.

Sales to non-returnable direct-to-consumer book distributors increased $319,495 as a result of order timing and increased penetration into the consumer door-to-door sales category.

International mass market distributor sales increased $125,777 in the current nine month period as a result of ongoing sales and distribution successes of the Company's two major Spanish language distributors in Latin America and Spain. The distributor in Latin America began to expand distribution of the Company's products throughout Spanish-speaking South America in 2007.

Sales to book clubs increased $115,801 versus the prior year as a result of an opportunistic order from this division's dominant school book club customer in the December Quarter, 2007.

Direct-to-consumer  sales increased  $101,475 in the current year as a result of
a) sales to a major consumer catalog, which purchased three licensed products from Disney and Sesame Workshop in the current year, and b) increased demand for the Company's products from a major direct-to-consumer marketer.

Sales also increased in many other divisions including but not limited to close-outs, international trade book, toy and gift retailers and distributors, domestic book, toy and gift distributors, online retailers, schools and libraries and school and library distributors.

                                 Sales decreases, net of
                                 provisions for returns,
                                   for the nine months
                                    ended December 31,
                                 -----------------------
      Sales channel                 2007          2006     Variance    % change
-------------------------------------------------------------------------------

Domestic Warehouse Club
Distributors (returnable and
non-returnable)                  $  150,277   $  988,240  ($ 837,963)    -84.8%

Mass Market Distributors            173,481      286,123    (112,642)    -39.4%

Domestic returnable warehouse club distributor sales decreased $837,963 in the current nine month period. Purchases of book formats by the clubs can vary from one quarter to another as purchases are on a promotional basis for a six week exposure on the clubs' shelves. Therefore, timing of purchases can affect the Company's sales from one quarter to another. In the current nine month period the customary commitment to format and title sales were further complicated by the asset purchase of AMS by Baker & Taylor. In this period, BTMS has found it difficult to maintain good distribution relationships with all three warehouse clubs in the United Sates, with most of their business now limited to the country's largest club, Costco.

Sales to mass market distributors decreased $112,642 versus the prior year primarily as a result of the timing of plan-o-gram or store set commitments to the Company's new titles.

Several other channels of trade experienced declines in the current nine month period including specialty retailers, international direct-to-consumer book distributors and sales premium and/or private label customers.

COST OF SALES.

Three months ended December 31, 2007

The Company's cost of sales for the quarter ended December 31, 2007 increased $74,960 from $940,308 in the prior year to $1,015,268 in the current year, an increase of 8.0%, primarily as a result of increased product costs and non-returnable sales which are often accompanied by lower margins. Cost of sales as a percentage of net sales increased from 48.9% to 60.9% in the current quarter as a result of a change in the gross margin mix among sales divisions and greater product costs from Asia where the Company manufactures most of its products, as well as selling price pressure from the Company's larger domestic and international customers. Product costs for the current three months increased partially as a result of raw materials cost increases passed on to the Company from its Chinese suppliers.

Nine months ended December 31, 2007

The Company's cost of sales for the nine months ended December 31, 2007 increased $243,557 from $2,387,737 in the prior year to $2,631,294 in the current year, an increase of 10.2%, partially as a result of the 4.5% gain in sales volume. Cost of sales as a percentage of net sales increased from 55.2% to 58.2% in the current year as a result of a change in the sales mix and the effort by the Company to increase non-returnable sales which often carry lower margins. Product costs for the current nine months increased partially as a result of raw materials cost increases passed on to the Company from its Asian suppliers and increased selling price pressures created by some of the Company's larger customers.

GROSS PROFIT.

Three months ended December 31, 2007

The resulting gross profit for the quarter ended December 31, 2007 decreased 33.5% to $653,152 versus the prior quarter's gross profit of $982,210. Gross margin was 39.1% in the current quarter versus 51.1% in the quarter ended December 31, 2006. The decline was largely due to lower product sales versus fixed warehouse and product development costs, as well as the lack of comparable very profitable subsidiary rights sales for the current quarter and non-returnable sales made at lower margins.

Nine months ended December 31, 2007

Gross profit for the nine months ended December 31, 2007 decreased 2.5% to $1,891,612 versus the prior year's gross profit of $1,939,646. Gross margin was 41.9% in the current year versus 44.8% for the nine months ended December 31, 2006.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended December 31, 2007

The Company's selling, general and administrative costs ("SG&A") decreased 15.5% or $130,276 to $708,638 for the three months ended December 31, 2007 versus $838,914 for the three months ended December 31, 2006. As a percentage of net sales, SG&A expenses were 42.5%, down from 43.6% of net sales in the prior fiscal year. The decrease in SG&A expenses was largely due to decreases in bad debt provisions, consulting services and royalties.

Nine months ended December 31, 2007

SG&A increased 9.1% or $183,440 to $2,198,419 for the nine months ended December 31, 2007 versus $2,014,979 for the nine months ended December 31, 2006. The increase is primarily attributed to increased royalty expenses which were primarily due to a) contractual royalty obligations to the Smithsonian Institution related to a contractual redistribution in yearly guarantees from prior years, as well as b) the increase in royalty expenses resulting from the greater percentage of revenue attributable to licensed product sales versus non-licensed product sales. Decreases in commission expenses were offset by increases in trade show-related expenses.

INCOME / LOSS FROM OPERATIONS.

Three months ended December 31, 2007

For the quarter ended December 31, 2007, the loss from operations was $55,486, or 3.3% of revenue, versus income of $143,296, or 7.5% of revenues, for the prior year's quarter.

Nine months ended December 31, 2007

For the nine months ended December 31, 2007, the loss from operations was $306,807 versus a loss of $75,334 for the prior year.

OTHER EXPENSE.

Three months ended December 31, 2007

The Company's other expense for the quarter ended December 31, 2007 was $9,890 versus $31,763 for the quarter ended December 31, 2006. This expense is mostly made up of interest paid to carry the Company's bank and shareholder debt, offset in this quarter by income from favorable Canadian currency exchange.

Nine months ended December 31, 2007

The Company's other expense for the nine months ended December 31, 2007 was $62,312 versus $114,150 for the nine months ended December 31, 2006. Again, interest expenses which were largely unchanged in the current nine month period versus a year ago were offset by gains from Canadian currency exchange.

NET INCOME / LOSS.

Three months ended December 31, 2007

As a result of the items discussed above, the Company's net loss for the quarter ended December 31, 2007 was $65,376 compared to net income of $111,533 for the comparable prior quarter.

Nine months ended December 31, 2007

As a result of the items discussed above, the Company's net loss for the nine months ended December 31, 2007 was $369,119 compared to a net loss of $189,484 for the comparable prior nine months.

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

Liquidity and Capital Resources

                                 For the quarters ended
                                      December 31,
                                ------------------------
                                  2007         2006         Variance   % change
--------------------------------------------------------------------------------

Net assets                      $  146,966   $  343,364    $(196,398)    -57.2%

Working capital (deficiency)      (204,612)    (158,667)     (45,945)    -29.0%

Accounts receivable, net         1,903,304    1,721,007      182,297      10.6%

Accounts payable and
accrued expenses                 1,496,968    1,643,630     (146,662)     (8.9%)

Royalties and commissions
payable                            471,368      370,561      100,807      27.2%

At December 31, 2007 the Company had net assets of $146,966 versus net assets of $343,364 at December 31, 2006. Working capital deteriorated to a $204,612 deficiency at December 31, 2007 versus a $158,664 deficiency as of December 31, 2006.

Accounts receivable increased from $1,721,007 at December 31, 2006 to $1,903,304 at December 31, 2007, an increase of $182,297 (see comments below regarding Advanced Marketing Services). Accounts payable and accrued expenses decreased $146,662 versus the prior year from $1,643,630 to $1,496,968 at December 31, 2007. Royalties and commissions payable increased $98,341 versus the prior year from $370,561 at December 31, 2006 to $471,368 at December 31, 2007 primarily as a result of the sales mix and the increased level of sales.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving credit facility, including the amended facility of $850,000, the additional bank borrowing of $100,000 and the shareholder notes of $233,909 and $150,000, if planned revenue is to be realized. The Company is also currently negotiating with alternative lenders for an increase of its credit lines.

The Company has engaged Delta Capital Group to assist in identifying and negotiating with possible refinancing sources.

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

Agreement in Principle
----------------------

The Company has reached agreement in principle to acquire certain assets of a mail-order and ecommerce company related to sales of children's educational audio, electronics, musical instruments and complementary third party products in the direct-to-consumer home school and library markets. Final negotiations are expected to result in a definitive agreement and closing on or around March 4, 2008, with the closing subject to satisfaction of certain conditions, including final Trudy Board of Directors' approval.

Among the assets to be purchased are certain inventory, URL's, mail order catalogs, customer mailing lists and e-mail lists, as well as certain trademark rights used in the direct-to-consumer and library lines of business. Consideration for the transaction includes $350,000 in cash, $200,000 in Trudy Common Stock and an earn-out payment in each of the next three years if certain net income goals are met from the business being purchased.

Of the $200,000 in Trudy Common Stock, 20,000,000 shares are to be issued at the closing ($100,000 worth, valued at $.005/share) and $100,000 worth of Common Stock is to be issued on the first year's anniversary of the transaction's closing, valued at the per share average closing price for the ten (10) trading days preceding the date of issuance. In addition, the principal of the acquired business will be provided a three (3) year employment agreement with Trudy to manage the direct-to-consumer sales and marketing for the new line of business, which will also include Trudy's web site and direct mail catalog marketed under the Soundprints imprint. The Company is in the process of arranging financing for the cash portion of the consideration.

As of February 11, 2008, the balance on the Company's revolving line of credit was $687,205 out of $850,000 available. As of December 31, 2007 the balance on the Company's revolving line of credit was $622,206 out of $850,000 available to the Company.

As of February 19, 2008, the Company's backlog was approximately $1,850,000.

In December 2007, the Company borrowed $150,000 from William W. Burnham, a principal shareholder and Chairman of the Board. The terms of the note can be found in Note 4 to the financial statements.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
------------

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

                                        TRUDY CORPORATION
                                        (REGISTRANT)

Date: February 19, 2008                 By: /s/ Ashley C. Andersen
                                            --------------------------------
                                        Ashley C. Andersen,
                                        President, Chief Executive Officer