Form 10KSB
period 2008-03-31
TRUDY CORP
filed 2008-07-14
CIK 815098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the year fiscal year ended March 31, 2008

Commission file number: 0-16056

TRUDY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1007765

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

353 Main Avenue, Norwalk, Connecticut 06851

(Address of principal executive offices, including zip code)

Telephone: (203) 846-2274

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock,$.0001 par value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the fiscal year ended March 31, 2008 were $5,922,901.

As of September 30, 2007, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $3,062,831. As of June 30, 2008, 850,000,000 were authorized and 641,307,356 shares of Common Stock, $.0001 par value per share, were issued and outstanding.

Forward-looking Statements

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties including, without limitation, those described below and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as “believe,” “expect,” “anticipate”, or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

Trudy Corporation (hereinafter referred to as the ‘Company’), publishes children’s books, books with read- and sing-along audio tapes and CD’s and designs, manufactures and markets children’s musical instruments, electronics and plush stuffed animals for sale to domestic and international retail and wholesale customers on a returnable and non-returnable basis. The Company’s products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints, Music for Little People and Fetching Books.

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

Products and Licensing

	Sales by license for the fiscal years ended March 31,

License	2008	2007

Disney	53.4%	54.9%
Smithsonian	21.6	18.0
Proprietary	13.1	11.5
Sesame Street	9.4	9.4
WGBH	0.5	2.6
All other	2.0	3.6

The Company holds a non-exclusive publishing license with Disney Licensed Publishing, an imprint of Disney Children’s Book Group, LLC (“Disney”) for the territories of North America. The license is effective through December 31, 2008. The license provides for the Studio Mouse imprint to publish certain novelty book and audio CD formats for distribution into the licensed territories, as well as the United Kingdom, Russia, nine African countries and many select countries throughout Asia, the Middle East, Eastern Europe, Latin America, and the Caribbean, with more countries pending approval. The agreement includes a 3 year distribution period for an expanded line of novelty books with audio CD’s with content based on an educational platform. The licensed characters include core properties such as Disney Princess and Winnie-the-Pooh, selected Disney Channel shows, as well as feature films including Disney-Pixar titles such as “Finding Nemo”, “Cars”, and Disney feature films such as “Pirates of the Caribbean” as well as Disney’s own animation releases such as “Chicken Little.” The license also includes Spanish language for distribution in North America, Latin America and Spain and bilingual rights for North America and various other territories throughout the world. The Company also holds a non-exclusive publishing license with The Walt Disney Company Iberia, S.L. for Spain that is effective through March 31, 2009.

The material published is targeted to a preschool through early elementary school audience and contains early childhood developmental and educational content utilizing popular Disney characters. Since the inception of the license the Company has published over 100 Disney-branded titles in English and Spanish. For the fiscal year ended March 31, 2008 sales of Disney-licensed product represented 53.4% of total sales. In the fiscal year ended March 31, 2007 sales of Disney-licensed product represented 54.9% of total sales. The Disney license requires royalties to be paid.

The Company holds an exclusive license from the Smithsonian Institution to create Smithsonian-licensed fiction titles through September 30, 2007. The license, under an extension to the present, allows for the sale of educational components and bundled kits, under the Soundprints imprint, containing realistic wildlife plush toys, storybooks, and audio-books in various formats. For the fiscal year ended March 31, 2008 sales of Smithsonian-licensed product represented 21.6% of total sales. For the fiscal year ended March 31, 2007 sales of Smithsonian-licensed product represented 18.0% of total sales. The Smithsonian license requires royalties to be paid. The Company is currently negotiating a new contract with the Smithsonian that will be made retroactive to October 1, 2007 when executed.

Disney-licensed Products

In March 2008, the Company released the first two titles in a new series, entitled Learn-on-the-Go!™. These titles feature the Disney Princesses and Disney*Pixar Cars characters. The content focuses on early learning fundamentals such as numbers and the alphabet. Each title features a patent-pending zip-shut format with carrying handle, write-on/wipe-off pens, an audio CD, stickers and durable board pages. The Company has plans for additional titles in this format for fiscal 2009. The Company also continued to publish new Disney titles from successful series in customary formats, as well as new Playhouse Disney television properties such as Mickey Mouse Club House and Little Einsteins to be packaged in the Carry-a-Tune™, Learn & Carry™, Zip & Carry™, Travel Pack™ and Storybook Sets™ formats.

Overall, the Company introduced 83 new titles in fiscal 2008, 108 in fiscal 2007, and has plans to expand new introductions in future years.

Smithsonian-licensed products

In October of 2007, the Company launched the first two titles in the Smithsonian I Love My Board Books series beginning with “I Love My Mommy” and “I Love My Daddy.” These books feature beautiful original artwork and inspirational text celebrating the importance of family. The titles were well reviewed by children’s media reviewers and have enjoyed strong sell-through. They are currently reprinting.

In November of 2007, the Company launched another new Smithsonian board book series entitled “Baby Animals”. These titles feature high-quality casebound board books, colorful photography and ultra-soft plush toys. These titles have also been well-received by children’s media reviewers and are experiencing strong sales numbers.

In January of 2008, the Company released the first two titles in the Smithsonian Alphabet Books series, which include a hardcover storybook, an audio CD stored in the company’s patented CD tray requiring no additional packaging and a fold-out poster. In fiscal 2008, the company published additional titles in this series and they have continued to be best-sellers. The initial print-run of each title in this series have sold out. The “Alphabet of Insects” was a 2008 Benjamin Franklin Award Book and Audiobook finalist. The Company also continued publication of books and audio in the series introduced in 2006 called American Favorites” (popular songs in the public domain).

Proprietary Products

In the Fall of 2007, the Company released updated editions of its Mother Goose “Let’s Sing,” “Let’s Move,” “Let’s Listen,” “Let’s Play” board book series. This series drives strong sales in many of the Company’s important non-returnable accounts. Also, in early Spring 2008, the Company released another title in it’s successful Travel Pack™ series featuring content created in conjunction with the American Veterinary Medical Association (AVMA) entitled “Pet Friends,” and the company continues to publish new titles in it’s popular Pet Tales series, also created in conjunction with the AVMA.

Sesame Workshop-licensed products

In the Fall of 2007, the company launched several Sesame Workshop licensed titles in its existing successful formats, such as the Learn-n-Carry™, Zip & Carry™ and Travel Pack.™ Additionally, in March of 2008, the company released a series of four book and CD sets packaged in a slipcase featuring Sesame Street characters retelling silly versions of classic fairy tales, entitled Fairly Furry Fairy Tales. This series includes picture (rebus) words embedded in the text throughout the books to help emerging readers follow along with the audio read-along and to become part of the reading process. The series also includes multi-book carry-along gift packs with the company’s patented sliding CD tray compartment mounted on the slipcase packaging exterior.

Formats

The Company has developed several new formats that are utilized in conjunction with its different licenses. In early Spring of 2008, the Company was pleased to learn that it’s pending patent application for a media storage method embedded into book covers was accepted by the US Patent and Trademark office, and the patent number was issued. This is a versatile patented structure with numerous format options. Below is a summary of some of the Company’s unique formats and a sampling of the licensed properties that are combined with these formats:

•	In the spring of 2008, the Company launched two new formats designed to address the market opportunity for lower priced book and CD combinations:

•

The Learn-on-the-Go!™ format is an 8 by10 inch, 28-page board book with a CD secured in a custom clamshell blister pack along with two write-on/wipe-off pens, a padded foam cover and a zipper closure and carry-along handle, with a retail price of $14.99. This format also includes 2 pages of removable stickers and sturdy board pages. This format was launched with Disney-licensed content featuring Disney Princess and Disney*Pixar Cars content. It was first launched in English and is in the final stages of production in Spanish for Spain and Latin America. The Company is continuing to release titles in this format in English language with other licenses such as Sesame Workshop and the Smithsonian Institution.

•

Flat Learn & Carry™ format is a boxed set of 4 casebound board books, and an audio CD for $12.99, and was first released with content featuring Disney Princess, Disney*Pixar Cars, Playhouse Disney JoJo’s Circus, Winnie-the-Pooh and Sesame Street. This format has accounted for strong sales in the Direct-to-Consumer Returnable division in fiscal 2008.

•

Since the Company’s acquisition of the direct-to-consumer business, Music For Little People™, the company has also begun offering proprietary high-quality children’s musical instruments (such as guitars and ukuleles) and children’s music-related electronics such as a CD player and karaoke machine for sales in its direct-to-consumer and select retail divisions.

Marketing and Sales

The Company’s products are sold both nationally and internationally to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and approximately 100 independent commissioned sales representatives. The Company historically mailed a catalog directly to consumers, schools, and libraries. While this was discontinued in 2004 as a result of poor results, the Company is planning a larger catalog mailing initiative in the fall of 2008 in conjunction with the purchase of the direct-to-consumer and school and library business assets from Musical Kidz, LLC d/b/a Music For Little People.

A Vice President – Sales and an Assistant Sales Manager call on mass merchandisers and non-returnable specialty book accounts such as Target, Costco, T.J. Maxx and Wal-Mart. They also handle direct sales to international accounts. The Vice President – Sales also supervises several networks of independent sales representatives totaling over 100 sales people who call on all other applicable book, gift and toy sales channels. Two independent sales representatives specifically call on specialty sales customers in the home shopping television, door to door and display marketing channels. The Chairman and Director of Corporate Development and the CEO each handle sales development in certain targeted international territories.

The Company sells its products to accounts on both a returnable and a non-returnable basis.

Manufacturing and Product Design

Plush and toy product designs are executed with the Company’s oversight by overseas contractors. Book content is created by freelance authors and illustrators working under the direction of and in conjunction with the Company’s editorial and graphic design staff. Audio is produced by award-winning sound designers overseen by the Company’s editorial department. Instruments and electronics are developed by skilled manufacturers with the oversight of the Company’s development staff.

The Company manufactures the majority of its products by sub-contracting with independent stuffed toy factories, compact disc duplicators, toy manufacturers and printing plants located in Asia. Toys purchased during the year were purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. Books and audio are procured from multiple vendors in China, Indonesia and Singapore. The Company co-copyrights with the Smithsonian Institution the design of each Smithsonian toy; the design of each Disney toy is owned by Disney. The designs of other stuffed toy products are proprietary to the Company. The Company does not own any of the Disney-branded and Sesame-branded book and audio products, other than the basic copyrights to its musical compositions and its right to its patented and patent-pending proprietary formats, as Disney and Sesame retain all other content rights, and actively manage the release of new products. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere. Printers can also perform certain other functions such as receiving and consolidating stuffed toys from the original manufacturer, creating and printing packaging, and labeling and repacking product combinations for volume orders for drop shipment directly to large customers. Audiocassettes and limited number of CD’s are duplicated domestically in the United States. All other CD’s are duplicated in Hong Kong, China and Singapore and shipped to the Asian book printer to be inserted into the books. Substantially all purchases are in U.S. dollars.

Governmental Regulations

The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. Those laws empower the Consumer Products Safety Commission (the “CPSC”) to protect children from hazardous products. The CPSC has the authority to exclude from the market, articles that are found to be hazardous and can require a manufacturer to repurchase such products under certain circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company endeavors to comply with all applicable regulations.

Competition

Management believes the Company is the leading supplier of licensed educational books and audiobooks that are often packaged with realistic plush toys. The Company is not aware of any direct competitors in this market although there are a small number of publishers who compete by combining plush toys with single titles of children’s classic books or licensed sound books. Management believes that the Company’s innovative approach to packaging audio CDs with educational novelty books also differentiates its products in the marketplace and has little competition from other publishers in this market niche, although more publishers are experimenting with combining some form of CD with various book formats such as workbooks, sticker books and activity books. The Company believes that its competitive advantages lie in its licenses with Disney, the Smithsonian Institution and Sesame Workshop, its unique editorial genre, its innovative formats, its superior design, its creative approach to new product development including book formats, electronic formats and the perceived high quality of its products relative to the retail price.

However, many publishers and distributors compete with the Company for sales. Many are larger and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products. It is possible that increased competition or improved performance by these competitors may impact the Company’s market share, profit margin and operating results.

The Company relies on selected distributors to gain access to key channels of trade such as retail book wholesalers and library distributors. The Company is dependent upon these resellers and as a result poor performance on their part can have an adverse impact on the Company’s profit margin and operating results.

The Company’s ability to design, manufacture, market and sell high quality, desirable products depends largely upon its ability to attract and retain highly skilled personnel, particularly in the product design, publishing and sales areas. Inability to retain highly skilled individuals could impact the Company’s financial performance.

Employees

As of June 30, 2008, the Company had 34 full-time and 4 part-time employees, all based in its Norwalk, Connecticut facility. The Company also has 4 part-time employees in Redway, California, following the acquisition of the Music For Little People direct-to-consumer business. Seasonal personnel are hired in the fall to assist with greater volumes in the assembly area.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases a 27,000 square foot warehouse and administrative facility at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 45 miles northeast of New York City. This building is owned by a limited liability company owned by three members. Its principal member who owns a majority of the equity is the Company’s Chairman. A former Director and Officer and a current Director each has a minority interest. The property was purchased and financed independently of the Company.

The Company signed a three year lease, effective May 1, 2005 that holds the Company responsible for payment of taxes, insurance and utilities. The Company is evaluating outsourcing its distribution in the event that its facilities and labor pool are deemed inadequate for future requirements. As of May 1, 2008 the Company, its current lease having expired, has been placed on a month-to -month lease basis at the same rental terms as in the expired lease and is currently evaluating its options in moving its offices and warehouse elsewhere within Southern Connecticut.

The Company also leases a small space in Redway, California to house the 4 employees allocated to the Music for Little People direct-to-consumer and school and library business.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business activities. In the opinion of Management, these claims in the aggregate should not have a material effect on the Company’s financial statements or its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the OTC Bulletin Board under the symbol “TRDY.OB.” The price of the Company’s Common Stock as of June 30, 2008 was $0.002 per share. The prices presented are bid quotations, as reported by the OTC Bulletin Board Market, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of March 31, 2008, there were 1,415 common stockholders of record; there were 1,420 as of March 31, 2007.

Since its organization, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors including future earnings, capital requirements, and the financial condition of the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Critical Accounting Policies

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and industries in which customers operate. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

The Company maintains allowances for product returns. These allowances are based on historical experience and known factors regarding specific information from customers or a product’s known sell-through performance in the marketplace. If product return rates exceeded the established allowances, additional allowances would be required.

The Company writes down its inventories for estimated slow moving and obsolete goods based upon historical selling patterns, assumptions about future demand and market conditions. A significant sudden increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the write-down required for excess and obsolete inventory. In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and its reported operating results.

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, based on historical experience.

The Company defers certain costs related to the development of new titles and amortizes these costs over the estimated useful lives when published.

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

Results of Operations

NET SALES.

Overview

Consolidated net sales for the year ended March 31, 2008 were $5,922,901 compared to $6,270,977 for the year ended March 31, 2007, a decrease of $348,076 or 5.6%.

The Company’s profit margin deteriorated from 45.2% in the prior year to 39.9% in the current year, resulting in gross profit for the current year of $2,365,093 compared with gross profit for the prior year of $2,835,672. The Company recorded a net loss of $775,255 versus a net loss of $16,771 for the prior year, a decrease of $758,484. The gross profit decline was due to a change in the sales mix and to increased prices from its Asian printers and manufacturers owing to the weakening US dollar impacted by a now floating Chinese RMB, child safety testing mandates and increased utilities, raw material paper costs and a general increase in labor.

For the year ended March 31, 2008, the decrease in net sales versus the prior fiscal year was primarily attributed to the continuing impact of increased returns from customers due to overall weak book sales among mass merchandisers and warehouse clubs within North America, as well as dramatically reduced sales to the warehouse club channel specifically as a result of the December 2006 bankruptcy of Advanced Marketing Services, Inc, formerly the largest distributor in this channel, and subsequent redistribution of market share in this channel amongst several distributors.

	Sales decreases, net of provisions for returns, for the twelve months ended March 31,

Sales channel	2008	2007	Variance	% change

Domestic Warehouse Club Distributors (returnable)	$68,690	$1,228,830	$(1,160,140)	-94.4%

Domestic Warehouse Club Distributors (non-returnable)	101,808	262,350	(160,542)	-61.2

Domestic Discount Retailers (non-returnable)	657,295	792,688	(135,393)	-17.1

Returnable Domestic Warehouse Club Distributor sales decreased 94.4% or $1,160,140 for the current fiscal year versus a year ago, largely a result of the ongoing impact of the bankruptcy of Advanced Marketing Services, Inc (“AMS”) which filed for Chapter 11 voluntary protection on December 28, 2006. Company sales to this channel were down in general, as new distributors gained rights to this business and marketshare within the channel was realigned. Additionally, in April 2008 the Company entered into an agreement with Baker and Taylor Marketing Services (BTMS), the purchaser of the remaining assets of AMS, to accept certain product returns of goods not sold to BTMS, but sold to AMS prior to the acquisition by Baker & Taylor of the assets of AMS in early 2007, as part of an agreement reached to allow both parties to conduct business in a mutually satisfactory manner going forward.

Sales to Domestic Warehouse Club distributors are somewhat distorted as certain sales to warehouse clubs are booked through two existing distributors, one in the Book Distributors channel of trade and the other in the Mass Market channel of trade. Accordingly, sales in the Book Distributors division show significant growth as the Company has chosen not to differentiate the divisional class of sales within the customer record for operational reasons.

Non-returnable Domestic Warehouse Club Distributor sales decreased $160,542 in the current year as a result of the reduced purchasing ability of the surviving entity acquired out of bankruptcy by Baker and Taylor.

Sales to Domestic Non-returnable Discount Retailers declined $135,393 versus the prior year due to one customer failing to accept the Company’s pricing for an opportunistic six figure sale due to cost increases which the Company’s Asian printers had imposed. This customer had been shipped orders of over $100,000 in 2007.

Other channels of trade experienced decreased sales including Canadian book distributors, mass market distributors, specialty retailers and domestic book retailers principally due to general book market weakness and the questionable financial footing and decreased open-to-buy funds of a major national book chain.

Sales of Disney-licensed product represented 53.4% of total sales versus 54.9% of total sales for the prior fiscal year. For the fiscal year ended March 31, 2008 sales of Smithsonian-licensed product represented 21.6% of total sales versus 18.0% of total sales for the fiscal year ended March 31, 2007.

For the year ended March 31, 2008, the major sales channels that contributed to an overall increase in Company net sales versus the prior year were those that purchased product on a non-returnable or low returns basis.

	Sales increases net of provisions for returns, for the twelve months ended March 31,

Sales channel	2008	2007	Variance	% change

International Mass Market Distributors	$1,612,918	$1,250,892	$362,026	28.9%

Domestic Direct-to-Consumer Book Distributors	651,450	295,055	356,395	120.8

Domestic Book Distributors (returnable)	296,922	129,088	167,834	130.0

The Company continues to make significant progress in the International arena with its sales of Spanish language Disney product to two distributors, one in Spain and the other in Latin America. The Latin American distributor expanded sales to substantially all of Latin Spanish-speaking South America. The distributor in Spain reported excellent sell through of the Company’s products in its introductory year. Additionally, overall international sales of the Company’s English and Spanish language products were up. In fiscal 2008, sales to all major international divisions were $1,921,167 versus $1,475,429 for the same period in the prior fiscal year, for an increase of $445,738 or 30.2%.

On March 7, the Company completed its asset purchase of the Music for Little People direct-to-consumer and library business. In the last 24 days of the year or March 7 through March 31, sales from the Music for Little People website, direct mail catalog, and third party on-line distributors prompted by Music for Little People web marketing were $41,620. For the full month of March a year ago, internet direct and distributor sales were $5,808.

Other channels of trade experiencing increased sales were Domestic book clubs, direct-to-consumer returnable sales, museums, zoos and aquariums, military bases, internet accounts, toy and gift distributors, schools and libraries, international trade book sales and school and library distributors.

COST OF SALES.

The Company’s cost of sales for the year ended March 31, 2008 increased $122,503 from $3,435,305 in the prior year to $3,557,808 in the current year, an increase of 3.6%. Cost of sales as a percentage of net sales increased from 54.8% to 60.1% in the current year. The most significant contributor to the increased cost of sales came from direct product costs. As a percentage of net sales, direct product costs (cost of goods excluding overhead and miscellaneous costs) increased from 37.8% to 42.8% due to an increase in lower margin close out sales and growing international revenue whose products are sold non-returnable on a cost- plus basis.

GROSS PROFIT.

The resulting gross profit for the year ended March 31, 2008 decreased 16.6% to $2,365,093 versus the prior year’s gross profit of $2,835,672. Gross margin declined from 45.2% in the prior year to 39.9% for the year ended March 31, 2008.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

The Company’s selling, general, and administrative costs increased $325,325 to $3,037,495 from $2,712,170 for the year ended March 31, 2008, an increase of 12.0% on a 5.6% decrease in net sales.

Increased costs include salaries, provisions for bad debt, exhibits and shows-related expenses and outside services. These increases were partially offset by decreases in legal services and sales commissions, among other smaller expense categories. While royalty expenses only increased 1.8% to $917,252, they were 17.0% of total revenue for the year ended March 31, 2008 up from 14.4% of total revenue in the comparable period a year ago. The increased percentage of revenue was due to a $110,000 shortfall in earned royalties to meet the Smithsonian annual license royalty guarantee for the license term ended September 30, 2007. In addition, the Company reserved for potential unearned royalties against the WGBH license guarantee for the publishing license to PEEP and the Big Wide World.

During the current fiscal year, the Bologna Book Fair, a major international children’s book show, was held twice. Accordingly, the Company incurred increased trade show-related expenses for this fair. Finally, in anticipation for the asset acquisition of the on line assets of Music for Little People, the Company employed a consultant to redesign its Company website and to employ state of the art software for search engine optimizing. This resulted in a $34,260 increased expense to outside services for the current fiscal year.

INCOME/LOSS FROM OPERATIONS.

The resulting income from operations for the year ended March 31, 2008 was a loss of $672,403 versus income of $123,502 for the prior year. As a percentage of net sales, the income from operations was a negative 11.4% for the current year versus 2.0% for the prior year.

INTEREST EXPENSE.

Interest expense (net) for the year ended March 31, 2008 decreased 9.7% to $125,979 as a result of the conversion of shareholder loans to equity in July, 2007 and lower borrowing costs. On March 7, 2008, the Company borrowed from its Chairman and major shareholder for the purchase of the direct- to- consumer and school and library assets of Music for Little People as well as to provide additional working capital to finance continued working capital needs. This decrease was partially offset by increased interest rates associated with bank borrowings and increased borrowings towards fiscal year end.

OTHER INCOME/EXPENSE.

Other income was higher in the current year primarily as a result of lower miscellaneous expenses and an increase in the gain on currency exchange.

NET LOSS.

As a result of the items discussed above, the Company’s net loss for the year ended March 31, 2008 was $775,255 compared to a net loss of $16,771 for the comparable prior fiscal year.

Impact of New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based upon the technical merits of the position. The provisions of FIN 48 are effective for the Company on April 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for the Company on April 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based upon the technical merits of the position. We adopted FIN 48 effective April 1, 2008. The adoption of FIN 48 did not have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for us as of January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and liabitilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective for us as of January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us as of January 1, 2009. the provisions of SFAS 141(R) will impact us only if we are party to a business combination after SFAS 141(R) has been adopted.

Liquidity and Capital Resources

	For the years ended March 31,

	2008	2007	Variance	% change

Net assets (deficiency)	$(152,669)	$516,087	$(668,756)	NMF

Working capital (deficiency)	(1,328,930)	(20,663)	(1,308,267)	NMF

Accounts payable and accrued expenses	1,480,379	1,387,488	92,891	6.1

Royalties and commissions payable	352,398	474,148	(121,750)	-25.7

Accounts receivable	1,542,275	1,650,245	(107,970)	-6.5

The Company continues to suffer from a lack of working capital. At March 31, 2008 the Company had a net asset deficiency of $152,669 versus net assets at March 31, 2007 of $516,087. Working capital deteriorated $1,308,267 from a deficiency of $20,663 at March 31, 2007 to a deficiency of $1,328,930 in the current year. This is a result of additional borrowings from a principal shareholder officer for working capital needs as well as to finance the acquisition of Music for Little People. Further, bank debt that had been classified as long term debt is coming due in fiscal year 2009.

Accounts payable and accrued expenses increased $92,891 versus the prior year from $1,387,488 to $1,480,379 as of March 31, 2008. Royalties and commissions payable decreased 25.7% to $352,398 as of March 31, 2008 versus the prior year. This was primarily attributable to the lower royalties due based on the current fiscal year’s sales mix.

Accounts receivable decreased $107,970 from $1,650,245 to $1,542,275 as a result of the decline in net sales and lower daily sales outstanding as a result of improved collections in certain divisions.

On March 7, 2008 the Company purchased certain direct-to-consumer and school and library assets from the children’s audio publisher, Musical Kidz LLC doing business as Music for Little People. The acquired assets included trademark rights to Musical Kidz’s mail-order and ecommerce divisions and included its mail order catalog, over 30,000 current buyers in its house mailing list, over 40,000 email addresses, and the URL Music for Little People (http://www.musicforlittlepeople.com). Musical Kidz is the publisher of children’s music distributed on the record label, Music for Little People (MFLP). The Company also purchased $100,000 of inventory.

Consideration for the transaction included $350,000 in cash, $200,000 in the Company’s authorized but unissued Common Stock and earn-out provision payments in each of the next three years for Musical Kidz, if certain net income goals are met from the business being purchased. Of the $200,000 in authorized but unissued Trudy Common Stock, $100,000 in value was calculated at the average price per share on the fifteen (15) days prior to the March 7, 2008 closing. and the additional $100,000 worth of authorized but unissued Common Stock is to be issued on the first year’s anniversary of the transaction’s closing, valued at the average closing price per share for the ten (10) trading days preceding the date of issuance. Financing for the acquisition came from a loan from Trudy’s principal shareholder.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company’s operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving bank credit facility, including the amended facility of $850,000, the additional bank borrowing of $100,000 and the increased shareholder notes from $260,000 to $1,648,329 if revenue growth is to be realized. The Company continues to explore alternative financing options other than those from its principal shareholder in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities through a strategic acquisition and/or new educational publishing initiatives. It is believed a strategic or private equity investor or even a consolidation with another publisher or new media entity would allow the Company to better position itself for growth by providing working capital for future publishing initiatives.

As of July 7, 2008, the balance on the Company’s revolving line of credit was $764,000 out of $850,000 available. As of March 31, 2007 the balance on the Company’s revolving line of credit was $458,206 out of $850,000 available to the Company.

As of July 10, 2008 the Company’s backlog was approximately $3,202,000.

In November 2007, the Company borrowed $150,000 from William W. Burnham, a principal shareholder and Chairman of the Board.

In December 2007, the Company borrowed an additional $50,000 from Mr. Burnham.

In March 2008 the Company borrowed $647,014 from Mr. Burnham for working capital needs and to fund the asset purchase of Musical Kidz, LLC doing business as Music for Little People.

The terms of these notes can be found in Note 5 to the financial statements.

Subsequent to year end the Company paid off its $100,000 term note held with its bank with and replaced it with a long term note provided by Mr. Burnham.

ITEM 7. FINANCIAL STATEMENTS

Trudy Corporation

Financial Report

March 31, 2008

Contents

Independent Auditors’ Report	18

Balance Sheet	19

Statements of Operations	20

Statements of Shareholders’ Deficit	21

Statements of Cash Flows	22

Notes to Financial Statements	23

Report of Independent Registered Public Accounting Firm

To The Shareholders
Trudy Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheet of Trudy Corporation as of March 31, 2008, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dworken, Hillman, LaMorte & Sterczala, P.C.

July 14, 2008
Shelton, Connecticut

Trudy Corporation
Balance Sheet
March 31, 2008

Assets

Current assets
Cash and cash equivalents	$21,256
Accounts receivable, net	1,542,275
Inventory, net	1,523,967
Prepaid expenses and other current assets	161,921

Total current assets	3,249,419

Equipment, net	65,341
Royalty advances, net	138,838
Prepublication costs and other assets, net	522,082
Intangible assets	450,000

Total Other assets	1,176,261

Total assets	$4,425,680

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Notes payable - Bank & related parties	$2,711,572
Accounts payable and accrued expenses	1,480,379
Deferred Revenue	34,000
Royalties and commissions payable	352,398

Total Current liabilities	4,578,349

Total liabilities	4,578,349

Commitments

Shareholders’ equity (deficit)
Common stock - par value	64,131
Paid-in capital	7,035,506
Accumulated deficit	(7,252,306)

Total shareholders’ equity (deficit)	(152,669)

Total liabilities and shareholders’ equity (deficit)	$4,425,680

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation
Statement of Operations
For the Twelve Month Periods Ended March 31, 2008 & March 31, 2007

	Twelve Month Period Ended March 31,

	2008	2007

Net Sales	5,922,901	6,270,977
Cost of sales	3,557,808	3,435,305

Gross profit	2,365,093	2,835,672

Operating expenses:
Selling, general and administrative	3,037,495	2,712,170

Income/(loss) from operations	(672,402)	123,502

Other income/(expense)
Interest, net	(125,979)	(139,436)
Other income, net	23,126	(837)

Other expense	(102,853)	(140,273)

Net income/(loss)	$(775,255)	$(16,771)

Basic and diluted net income/(loss) loss per share	$—	$—

Weighted average number of shares outstanding	616,790,990	569,653,096

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation
Statements of Shareholders’ Equity (Deficit)
Years ended March 31, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

	Shares	Amount

Balance at March 31, 2006	458,734,057	$45,874	$5,383,384	$(6,460,280)	$(1,031,022)

Contributed compensation	—	—	22,697	—	22,697

Debt conversion	140,432,273	14,043	1,390,280	—	$1,404,323

Stock-based consulting expense	12,500,000	1,250	130,000	—	131,250

Stock-based salary expense	100,000	10	—	—	10

Board Compensation	800,000	80	5,520		5,600

Net loss				(16,771)	(16,771)

Balance at March 31, 2007	612,566,330	$61,257	$6,931,881	$(6,477,051)	$516,087

Stock-based salary expense	1,100,000	110	1,990	—	2,100

Board Compensation	2,000,000	200	4,200	—	4,400

Stock issued for acquisition of assets	25,641,026	2,564	97,435		99,999

Net loss				(775,255)	(775,255)

Balance at March 31, 2008	641,307,356	64,131	7,035,506	$(7,252,306)	$(152,669)

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation and Subsidiary
Statements of Cash Flows

	For the Twelve Months Ended March 31,

	2008	2007

Cash Flows From Operating Activities
Net loss	$(775,255)	$(16,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,693	16,135
Amortization of pre-publication costs and royalties	361,036	160,349
Provision for losses on accounts receivable	800	(68,503)
Provision for promotional allowance	(6,500)	20,952
Provision for slow moving inventory	(45,000)	0
Provision for sales returns	221,887	(69,245)
Contributed Compensation	0	22,697
Board Compensation	4,400	5,600
Consulting fee	54,688	76,563
Interest expense	0	5,798
Stock-based salary expense	2,100	10

Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	(108,217)	(115,173)
Decrease / (Increase) in inventories	82,844	205,485
(Increase) / decrease in prepaid expenses and other current assets	(43,720)	(25,592)
Decrease in accounts payable and accrued expenses	(7,109)	(370,575)
Increase (Decrease) in deferred revenue	34,000	0
Increase / (decrease) in royalties and commissions payable	(121,749)	158,010

Net cash used by operating activities	(329,102)	5,740

Investing activities:
Purchases of property and equipment	(27,589)	(48,645)
Pre-publication and royalty advances	(291,614)	(166,981)
Purchases of intangible assets	(350,000)	0

Net cash (used) / provided by investing activities	(669,203)	(215,626)

Financing activities:
Net change in note payable, bank	257,000	(13,700)
Repayments of long-term debt	(29,459)	(41,122)
Proceeds from related parties	786,267	260,000

Net cash provided/(used) by financing activities	1,013,808	205,178

Net increase / (decrease) in cash and cash equivalents	15,503	(4,708)
Cash and cash equivalents at beginning of period	5,753	10,461

Cash and cash equivalents at end of period	$21,256	$5,753

Cash paid for interest	$103,917	$129,571
Cash paid for income taxes	$—	$—

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

1. Summary of Significant Accounting Policies

Description of Business

Trudy Corporation (hereinafter referred to as the ‘Company’), publishes children’s books and audiobooks and designs, manufactures and markets plush stuffed animals for sale to domestic and international retail and wholesale customers. The Company’s products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints, Music for Little People and Fetching Books.

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

Intangible Assets

Intangible Assets related to Music for Little People are amortized on a straight line basis over their estimated useful lives.

Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management performs ongoing business reviews and evaluates impairment indicators based on qualitative and quantitative factors. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.”

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, based on historical experience. Returned product is resold when possible. Historically, a portion of returned product is deemed unsaleable and is destroyed.

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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible for tax purposes in future periods. A valuation allowance is recognized, if on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), replacing SFAS 123 and superseding Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires companies to recognize compensation expense for the cost of awards of equity compensation. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The Company has no options outstanding as of March 31, 2008.

The Company periodically issues shares of its common stock to employees as grants. Shares issued for services are valued either at the Company’s estimate of the fair value of the common stock at the date of issuance or based on the market price at the date of issuance.

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” (Statement 128). Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed using the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities, if any, using the if-converted method.

Comprehensive Income (Loss)

The Company has adopted SFAS No.130, “Reporting Comprehensive Income” (Statement 130). Statement 130 establishes rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) for the Company is the same as net income (loss) for all periods presented.

Segments of an Enterprise and Related Information

The Company has adopted the FASB’s SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (Statement 131). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined it has no reportable segments under Statement 131.

Advertising

Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed the publication date of the new brochure or twelve months, whichever is less. The Company provides cooperative advertising allowances to certain customers. These allowances are accounted for in accordance with the requirements of Emerging Issues Task Force Statement No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”.

Advertising expense related to catalogs and brochures was $32,136 and $34,411 for the years ended March 31, 2008 and 2007, respectively.

Other advertising expense was $1,435 and $1,262 for the twelve month periods ended March 31, 2008 and 2007, respectively.

Basis of Presentation

The Company had an operating loss of $672,402 for the year ended March 31, 2008. On a year over year basis, the Company has posted net sales declines for the last two years. In the current year, revenues decreased 5.6%. In the year ended March 31, 2008 the Company received funding from its principal shareholder/officers and had negative cash flow from operations.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company’s operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving bank credit facility, including the amended facility of $850,000, the additional bank borrowing of $100,000 and the increased shareholder notes from $260,000 to $1,648,329 if revenue growth is to be realized. The Company continues to explore alternative financing options other than those from its principal shareholder in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities through a strategic acquisition and/or new educational publishing initiatives. It is believed a strategic or private equity investor or even a consolidation with another publisher or new media entity would allow the Company to better position itself for growth by providing working capital for future publishing initiatives.

2. Acquisition: Music for Little People

On March 7, 2008 the Company purchased certain assets from the children’s audio publisher, Musical Kidz LLC, pertaining to its mail-order and ecommerce divisions. Musical Kidz is the publisher of children’s music distributed on the record label, Music for Little People (MFLP).

The total purchase price was $550,000. The Company received $100,000 in inventory and $450,000 in intangible assets such as direct mail catalog files; images; graphics and text used in direct mail catalogs, flyers, mailing websites; mailing lists; e-mail lists; all MFLP websites; and licensing agreements for MFLP and Bebop, Musical Kidz, LLC’s branded line of musical instruments.

3. Inventories

Inventories consist of the following:

Raw Materials	$35,726
Finished Goods	1,763,241
Reserve for Obsolescence	(275,000)

Inventory	$1,523,967

4. Equipment

Equipment consists of the following:

Machinery, equipment and dies	$8,510
Furniture and fixtures	36,595
Computer software and hardware	60,615
Leasehold improvements	1,590
Trade show booth items	39,520

Accumulated depreciation	(81,489)

Equipment	$65,341

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

Accounts payable	$1,284,014
Payroll and related taxes	37,643
Other	158,722

Total	$1,480,379

6. Notes Payable, Bank and Related Parties

Notes payable, banks and related parties includes the following:

A revolving line of credit totaling $850,000 due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).	$715,206

Note payable, bank, due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board). (Subsequent to year end, Mr. Burnham paid off this note and replaced it with a note with interest payable monthly at Libor plus 1.25%).	100,000

Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%.	1,648,329

Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. Balance due in February 2009. The note is secured by all assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder	246,785

Note payable, affiliate, payable in monthly installments of $1,252. The note is unsecured.	1,252

Total	$2,711,572

7. Concentrations and Credit Risk

(a) Sales

	Percentage of net sales for 12 months ended March 31,		Amounts in accounts receivable as of March 31, 2008

	2008	2007

Customer 1	10.8%	7.6%	$250,170
Customer 2	5.9	3.2	51,804
Customer 3	5.8	5.0	0
Customer 4	4.6	0.1	80

Total	27.1%	15.9%	$302,054

The Company sells certain goods under a license from Disney Licensed Publishing, an imprint of Disney Children’s Book Group, LLC (“Disney”). Disney-licensed product approximated 53.4% of sales in the year ended March 31, 2008, and 54.9% in the year ended March 31, 2007.

The Company sells certain goods under a license from the Smithsonian Institution (“Smithsonian”).Sales with the Smithsonian imprint approximated 21.6% of sales in the year ended March 31, 2008 and 18.0% in the year ended March 31, 2007.

(b) Cost of Sales

Product Type	Number of Vendors used	Total Purchases

Book purchases	7	$2,374,017
CD purchases	2	169,973
Toy purchases	1	100,357

The Company produces its products by sub-contracting with independent printing plants and toy factories located in Asia. In the fiscal year ended March 31, 2008, the company purchased 71% of its books from two vendors in China and one print broker in the U.S. The Company has other qualified sources of supply from which it has purchased in the past.

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

8. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities, which are controlled by these individuals, collectively “related parties”. The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $95,521 and $94,971 for the twelve months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company has borrowings from related parties of $1,649,581. Interest to related parties totaled $47,718 and $17,938 for the twelve months ended March 31, 2008 and 2007, respectively. Repayments to related parties totaled $59,522 for the twelve months ended March 31, 2007.

Guarantor fees for Mr. Burnham for the year ended March 31, 2008 were $21,892.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company’s investment banking advisor. Delta Capital Group received fees in the amount of $17,470 and $18,000 from the Company in fiscal years 2008 and 2007, respectively.

9. Income Taxes

The components of income tax (benefit) are as follows:

	2008		2007

	Current	Deferred	Current	Deferred

Income tax expense (benefit) before application of operating loss carryforwards	$0	(94,000)	$0	(37,000)

Change in valuation allowance	0	94,000	0	37,000

Income tax expense (benefit)	$0	$0	$0	$0

The following table reconciles the Company’s effective income tax rate on income before income taxes to the Federal Statutory rate for the years ended March 31, 2008 and 2007:

	2008	2007

Federal statutory rate	(34%)	(34%)

Effect of:
Change in valuation allowance	34%	34%

	0%	0%

The deferred taxes are comprised of the following at March 31, 2008:

Net operating loss carryforwards	$1,408,000

Reserves and allowances	571,000

Total deferred tax assets	1,979,000

Less valuation allowance	(1,979,000)

Net deferred tax assets	$0

The deferred tax asset represents expected future tax savings resulting from the Company’s reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of March 31, 2008, the Company has a net operating loss carryforward of approximately $4.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

10. Stock-Based Compensation

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and Directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management’s sole discretion. As of March 31, 2008, 7,000,000 shares have been awarded to employees and Directors.

11. Benefit Plan

The Company has adopted a 401(k) Retirement Plan, which is available to substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent of total employee contributions up to a maximum of 3 percent of the individual employee salary. The Company made approximately $27,749 and $24,740 in matching contributions to the Plan in 2008, and 2007, respectively. Matching contributions increased as a result of increased plan participation and an increase in individual contributions.

12. Supplemental Disclosure of Cash Flow information

(a) Schedule of non-cash financing activities

During fiscal 2008 the Company granted an aggregate of 3,100,000 shares to certain employees and Directors for their respective services rendered to the Company. The shares were valued at either $0.002/share or $0.005/share, the closing prices of the Company’s Common Stock as reported by the OTC Bulletin Board on June 14, 2007 and December 19, 2007, respectively. The value of these grants was $6,500.

On March 7, 2008 the Company purchased certain assets from the children’s audio publisher, Musical Kidz LLC, pertaining to its mail-order and ecommerce divisions. Musical Kidz is the publisher of children’s music distributed on the record label, Music for Little People (MFLP).

Consideration for the transaction included $200,000 in the Company’s authorized but unissued Common Stock. Of the $200,000 in authorized but unissued Trudy Common Stock, $100,000 in value was calculated at the average price per share on the fifteen (15) days prior to the closing and $100,000 worth of authorized but unissued Common Stock is to be issued on the first year’s anniversary of the transaction’s closing, valued at the average closing price per share for the ten (10) trading days preceding the date of issuance.

The $100,000 consideration resulted in the issuance of 25,641,026 shares of the Company common stock.

A note payable to a bank totalling $602,062 was assumed and replaced by a note payable in the same amount to the principal shareholder.

13. Commitments

(a) Commitments

The Company leases its building and certain equipment under a non-cancelable short-term operating lease from a limited liability company owned by the Company’s Chairman and a principal shareholder, a current Board member, and a former Director and Officer. Other items are also leased under non-cancelable operating leases from third parties.

The Company has subleased part of its warehouse space at a rental of $1,600 per month expiring in June 2009.

Future minimum payments and sublease receivables under non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2008:

Period	Lease	Sublease

2009	$13,285	$19,200
2010	1,186	4,800
2011	445	0

Total minimum lease payments	$14,916	$24,000

Rent expense totaled $95,521 and $94,971 for the twelve months ended March 31, 2008 and 2007, respectively.

(b) Royalties

The Company has executed multi-year licensing deals with Disney Licensed Publishing, Sesame Workshop and WGBH. Each license requires royalties to be paid. The Company is currently negotiating a new contract with the Smithsonian that would be retroactive to commence October 1, 2007.

(c) Contingencies

As of March 31, 2008 the Company maintained a letter of credit of $500,000 related to the Disney license guaranteed by the Chairman of the Company.

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business activities. In the opinion of Management, these claims in the aggregate should not have a material effect on the Company’s financial statements or its business operations.

PART III

Item 8(a). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the Company’s critical disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that evaluation, Management identified the following weaknesses:

(i)

As of March 31, 2008, the Company does not have adequate office and financial staffing in place to effectively control the level of transaction activity and consistently address the complex accounting matters that arise. Management is working towards adding staffing to correct this issue.

(ii)	A principal shareholder and Director of the Company who is involved in certain functions of the daily operations of the Company, could in theory override normal operating procedures.

(iii)	The Company currently does not have an Audit Committee.

Except as noted above, Management believes that disclosure controls and procedures are effective. Even with proper oversight and controls, Management does not expect that our disclosure controls and procedures or our internal controls will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls. Based on our evaluation, Management concluded that our internal controls over financial reporting were generally effective as of March 31, 2008 with certain weaknesses, as noted previously.

(c) Changes in Internal Control Over Financial Reporting.

The Company’s internal controls over financial reporting rely upon certain minimum staffing levels which due to turnover have not been consistently maintained subsequent to year end. It is anticipated that historical employment levels will again be achieved within the current fiscal year.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the names and ages of all the directors and the executive officers of the Registrant and the positions and offices held by such persons as of June 30, 2008:

Name	Age	Position

Mr. William W. Burnham	66	Chairman of the Board, Director of Corporate Development, Director

Ms. Ashley C. Andersen Zantop	34	Chief Executive Officer, President, Publisher, Director

Mr. Hakim Bangash	38	Director

Mrs. Alice B. Burnham	60	Director

Mr. Fred M. Filoon	65	Director

Mr. Bradford Mead	56	Director

Mr. William Sondheim	46	Director

Ms. Patty Sullivan	50	Director

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

Ashley C. Andersen Zantop joined the Company in March of 2000 as Associate Publisher and was promoted to Executive Vice President and Publisher in September 2002. She has been a member of the Board since June 2002. In August, 2005 the Board of Directors promoted Ashley C. Andersen to President, Chief Executive Officer and Publisher. In June 2006, Ms. Andersen Zantop was appointed Acting Chief Financial Officer by the Board of Directors. Ms. Andersen Zantop began her career in publishing in 1989 with Plymouth Press, Vergennes, VT and worked in the field for several years as an editor, graphic artist and art director. Ms. Andersen is a graduate of the University of Michigan School of Literature, Science and the Arts and the University of Michigan School of Education.

Mr. Bangash is the founder and chief executive officer of Redrum Entertainment in partnership with Hollywood producer Joel Silver and his Dark Castle production company. Redrum is a convergent media company dedicated to the content categories of thriller, suspense and horror. Prior to this, Mr. Bangash was a principal at Orchid Ventures, a private consulting firm and venture fund for entertainment and media companies. Orchid focuses on early stage media companies and entertainment projects including independent films. Orchid financed over a dozen independent films including the Academy Award winning Sling Blade and Academy Award-nominated You Can Count on Me. Mr. Bangash is a graduate of Dartmouth College and holds an MBA from the Graduate School of Business at Columbia University.

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

Patty Sullivan has served as a Director of the Company since February, 2004. Ms. Sullivan served as Executive Vice President, and Publisher and Executive Vice President of Sales, Marketing, and Licensing at Golden Books from 1996 to 1999.She served as the Senior Vice President of Sales and Marketing at Random House from 1993-1996 and went on to be Senior Vice President and Publisher at Simon & Schuster, where she launched Nickelodeon Books in 1995. Ms. Sullivan has had her own successful consulting and licensing business for several years, with such clients as Scholastic, Barnes & Noble, Lamaze Books, the American Academy of Pediatrics, and Build-A-Bear Workshop.

Appointment of Executive Officer

Effective August 1, 2007, the Board of Directors elected Fell C. Herdeg from Vice President Finance to Chief Financial Officer and Vice President. Mr. Herdeg is the son-in-law of William and Alice Burnham, both Directors of the Company and Mr. Burnham is also Chairman of the Board.

Mr. Herdeg joined the Company in 2001. He was promoted to the position of Director of Finance in September of 2002 and again promoted to Vice President, Finance in 2005. Mr. Herdeg is a graduate of Trinity College and received an MBA from the Graduate School of Business Administration at Fordham University.

Section 16(A) Beneficial Ownership Reporting Compliance

Section16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based solely on the Company’s review of forms furnished to the Company, the Company believes that it is in compliance with all filing requirements with respect to the year ended March 31, 2008 applicable to the Company’s executive officers, directors, and more than 10% shareholders.

Item 10. Executive Compensation

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of our fiscal year ended March 31, 2008; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of our fiscal year ended March 31, 2008, collectively referred to herein as our named executive officers, for our fiscal years ended March 31, 2008 and 2007, are set forth in the following summary compensation table, except that no disclosure is provided for any named executive officer whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ashley C. Andersen, President, Chief Executive Officer	2008	150,584	0	400	0	0	0	0	150,984

	2007	143,597	0	0	0	0	0	13,981	157,578

Mr. Fell C. Herdeg, Chief Financial Officer, Vice President	2008	112,032	0	400	0	0	0	0	112,432

	2007	96,124	2,500	0	0	0	0	0	98,624

Employment of Named Executive Officers

The Company has not entered into any employment agreements and there are no compensatory plans or arrangements with respect to the employment of Ms. Andersen or any other employee resulting from his or her resignation, retirement or other termination of employment or from a change of control.

Outstanding Stock Options and Equity Awards at Fiscal Year-End

As of March 31, 2008, there were no outstanding unexercised options for stock and there were no equity incentive plan awards for our named executive officers.

Options Grants in the Year Ended March 31, 2008

None.

Aggregated Options Exercised in the Year Ended March 31, 2008 and Year End Option Values

None.

Repricing of Options

None.

Compensation of Directors

Directors are paid with stock grants that are awarded periodically. In fiscal year 2008 the Directors were granted the below listed number of shares of the Company’s common stock:

Item 402(e): Director Compensation

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings	All Other Compensation ($)	Total ($)

Ms. Ashley	0	400	0	0	0	0	400
Andersen
Zantop
Mrs. Alice	0	400	0	0	0	0	400
Burnham

Mr. Fred	0	400	0	0	0	0	400
Filoon

Mr. Bradford	0	2,400	0	0	0	0	2,400
Mead
Ms. Patty	0	400	0	0	0	0	400
Sullivan

Stock Grants

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management’s discretion.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2008, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

Based solely on the Company’s review of forms furnished to the Company, the Company believes that it is in compliance with all filing requirements with respect to the year ended March 31, 2008 applicable to the Company’s executive officers, directors, and more than 10% shareholders, except that the Company failed to file Form 3s on the behalf of Messrs Bangash and Sondheim in a timely fashion.

Name	Common Stock Beneficially Owned(1)	Percent of Class

William W. Burnham(2)(3)	187,384,467	30.6%

Ashley C. Andersen Zantop(3)	33,473,808	5.4%

H. Kim Bangash(3)	0	0.0%

Alice B. Burnham(2)(3)	129,303,806	21.1%

Fred M. Filoon (3)	14,650,000	2.4%

Brad Mead (3)	1,400,000	0.0%

William Sondheim (3)	0	0.0%

Patty Sullivan (3)	2,084,000	0.3%

Fell Herdeg	1,200,000	0.0%

All Directors and Officers as a group (9 persons)	369,496,081	57.6%

1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company’s Common Stock shown as beneficially owned by them.

2) Husband and wife.

3) The address of each of these individuals is c/o Trudy Corporation, 353 Main Avenue, Norwalk, Connecticut 06851.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Compensation Committee

The Company’s compensation committee is comprised of Mr. Fred Filoon, a current board member; Mr. William W. Burnham, a principal shareholder and Chairman of the Board; and Ashley C. Andersen Zantop, Chief Executive Officer and President of the Company. Management has traditionally consulted with the three Directors who are members of the compensation committee when considering employees for significant promotions, compensation increases and all appointments or promotions of individuals to officer positions. All recommendations of the Compensation Committee are subject to the vote of the Board.

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively “related parties”. The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $95,521 and $94,971 for the twelve months ended March 31, 2008 and 2007, respectively. The Company as of May 1, 2008 is on a month-to-month lease with Noreast Management.

As of March 31, 2008, the Company has borrowings from related parties of $1,649,329. The terms of these notes can be found in Note 5 to the financial statements. Interest to related parties totaled $40,672 and $17,938 for the twelve months ended March 31, 2008 and 2007, respectively. Repayments to related parties totaled $59,522 for the twelve months ended March 31, 2007.

Guarantor fees paid or accrued and yet to be paid to Mr. Burnham for the year ended March 31, 2008 were $21,892.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company’s investment banking advisor. Delta Capital Group received fees in the amount of $17,470 and $18,000 from the Company in fiscal years 2008 and 2007, respectively.

Item 13. Exhibits

(a)	Exhibits

3a.	Certificate of Incorporation (incorporated by reference to the Company’s registration statement on Form S-18 (file number33-14379B)).

3b.	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B)).

3c.	By-laws of Company (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B)).

3d.	Certificate of Incorporation of Norwest Manufacturing Company (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B)).

3e.

Certificate Amending Certificate of Incorporation of Norwest Manufacturing Company dated December 5, 1979 (incorporated by reference to the Company’s registration statement on Form S-18 (file number33-14379B)).

3f.

Certificate Amending Certificate of Incorporation of Trudy Toys Company, Inc. dated March 27, 1984 (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B)).

Item 14. Principal Accountant Fees and Services

	2008	2007

Audit fees	$78,200	$70,200
Audit related fees	0	1,890
Tax fees	5,000	4,800
All other fees	—	—

Total fees	$83,200	$76,890

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUDY CORPORATION
(Registrant)

By:	/s/ William W. Burnham

William W. Burnham, Chairman of the Board

Dated: July 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Burnham	Chairman of the Board	July 14, 2008
Director of Corporate Development
William W. Burnham

/s/ Ashley C. Andersen Zantop	Chief Executive Officer, President,	July 14, 2008

Ashley C. Andersen Zantop

/s/ Hakim Bangash	Director	July 14, 2008

Hakim Bangash

/s/ Alice B. Burnham	Director	July 14, 2008

Alice B. Burnham

/s/ Fred M. Filoon	Director	July 14, 2008

Fred M. Filoon

/s/ Bradford Mead	Director	July 14, 2008

Brad Mead

/s/ William Sondheim	Director	July 14, 2008

William Sondheim

/s/ Patty Sullivan	Director	July 14, 2008

Patty Sullivan