Form 10-Q
period 2008-06-30
TRUDY CORP
filed 2008-08-19
CIK 815098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-16056


                                TRUDY CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


              Delaware                                       06-1007765
  -------------------------------                        -------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification No.)


                       353 Main Avenue, Norwalk, CT 06851
               --------------------------------------------------
               (Address of principal executive offices, Zip code)


                                 (203) 846-2274
                           ---------------------------
                           (Issuer's telephone number)


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ] Yes [X] No

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                               Accelerated filer [ ]
Non-accelerated filer    [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of shares outstanding
           Class                                      as of June 30, 2008
 -------------------------------                 ----------------------------
 Common stock, $0.0001 par value                         641,307,356

INDEX
NUMBER                                                                     PAGE
------                                                                    -----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheet - June 30, 2008 (unaudited)                 3

      Consolidated Statements of Operations (unaudited) for the three
      months ended June 30, 2008 and June 30, 2007 (unaudited)               4

      Consolidated Statements of Cash Flows (unaudited) for the three
      months ended June 30, 2008 and June 30, 2007 (unaudited)               5

      Consolidated Statement of Shareholders' Deficit (unaudited) from
      April 1, 2008 through June 30, 2008                                    6

      Notes to Financial Statements (unaudited)                              7

Item 2. Management's Discussion and Analysis                                14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   21

Item 2. Changes in Securities                                               21

Item 3. Defaults upon Senior Securities                                     21

Item 4. Submission of Matters to a Vote of Security Holders                 21

Item 5. Other Information                                                   22

Item 6. Exhibits and Reports on Form 8-K                                    22

                                Trudy Corporation
                                  Balance Sheet
                                  June 30, 2008

                                                                    (Unaudited)
                                                                    -----------
Assets
Current assets
  Cash and cash equivalents                                         $    31,605
  Accounts receivable, net                                            1,670,094
  Inventory, net                                                      1,433,705
  Prepaid expenses and other current assets                              76,685
                                                                    -----------

     Total current assets                                             3,212,089

  Equipment, net                                                         63,410
  Royalty advances, net                                                 160,420
  Prepublication costs and other assets, net                            500,130
  Intangible assets, net                                                431,747
                                                                    -----------

  Total Other assets                                                  1,155,707
                                                                    -----------

     Total assets                                                   $ 4,367,796
                                                                    ===========

Current liabilities
  Notes payable - Bank & related parties                            $ 2,703,319
  Accounts payable and accrued expenses                               1,386,101
  Deferred Revenue                                                      318,369
  Royalties and commissions payable                                     331,231
                                                                    -----------

Total Current liabilities                                             4,739,021
                                                                    -----------

Total liabilities                                                     4,739,021

Commitments

Shareholders' equity
  Common stock - par value                                               64,131
  Paid-in capital                                                     7,035,506
  Accumulated deficit                                                (7,470,862)

Total shareholders' equity                                             (371,225)
                                                                    -----------

Total liabilities and shareholders' equity                          $ 4,367,796
                                                                    ===========



    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                                Trudy Corporation
                             Statement of Operations
         For the Three Month Periods Ended June 30, 2008 & June 30, 2007



                                                           Three Month Period
                                                             Ended June 30,
                                                     ------------------------------
                                                          2008             2007
                                                     -------------    -------------
                                                      (unaudited)       (unaudited)
Net product sales                                    $   1,494,912    $     971,082
Net royalty sales                                           44,372            5,817
                                                     -------------    -------------

Net sales                                                1,539,284          976,899

Cost of sales                                              881,015          651,820
                                                     -------------    -------------

Gross profit                                               658,269          325,079

Operating expenses:
  Selling, general and administrative                      844,772          732,732
                                                     -------------    -------------

Income/(loss) from operations                             (186,503)        (407,653)

Other income/(expense)
  Interest, net                                            (41,218)         (34,914)
  Other income, net                                          9,166            1,942
                                                     -------------    -------------

Other expense                                              (32,053)         (32,972)
                                                     -------------    -------------

Net income/(loss)                                    $    (218,556)   $    (440,625)
                                                     =============    =============

Basic and diluted net income/(loss) loss per share   $          --    $          --
                                                     =============    =============

Weighted average number of shares outstanding          641,307,356      612,566,330
                                                     =============    =============


    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                                Trudy Corporation
                       Statements of Shareholders' Equity
                           Quarter ended June 30, 2008


                                              Common Stock          Additional                      Total
                                       -------------------------     Paid-in     Accumulated    Shareholders'
                                          Shares        Amount       Capital       Deficit         Equity
                                       -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2008 (audited)    641,307,356   $    64,131   $ 7,035,506   $(7,252,306)   $  (152,669)

Net loss (unaudited)                            --            --            --      (218,556)      (218,556)
                                       -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2008 (unaudited)   641,307,356   $    64,131   $ 7,035,506   $(7,470,862)   $  (371,225)
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


                                Trudy Corporation
                            Statements of Cash Flows

                                                                 For the Three Months Ended
                                                                         June 30,
                                                                ----------------------------
                                                                    2008            2007
                                                                ------------    ------------
                                                                (unaudited)     (unaudited)
Cash Flows From Operating Activities
Net loss                                                        $   (218,556)   $   (440,625)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:
  Depreciation and amortization                                       23,060           3,248
  Amortization of pre-publication costs                               59,573          66,595
  Provision for losses on accounts receivable                              0              72
  Provision for promotional allowance                                  3,000         (32,556)
  Provision for slow moving inventory                                (65,000)              0
  Provision for sales returns                                       (240,186)         (9,227)
  Consulting fee                                                           0          32,813

Changes in operating assets and liabilities:
  Decrease in accounts receivable                                    109,367         630,804
  Decrease in inventories                                            155,262        (106,876)
  Increase in prepaid expenses and other current assets               85,236          74,344
  Decrease in accounts payable and accrued expenses                  (94,278)       (159,810)
  Increase (Decrease) in deferred revenue                            284,369               0
  Decrease in royalties and commissions payable                      (21,167)       (170,926)
                                                                ------------    ------------
Net cash provided by / (used in) operating activities                 80,680        (112,144)

Investing activities:
  Purchases of property and equipment                                 (2,876)         (4,729)
  Pre-publication and royalty advances                               (59,202)        (46,621)
                                                                ------------    ------------
Net cash (used) / provided by investing activities                   (62,078)        (51,350)

Financing activities:
  Net change in note payable, bank                                  (100,247)        264,081
  Repayments to related parties                                            0         (29,757)
  Proceeds from related parties                                       91,994               0
                                                                ------------    ------------
Net cash provided/(used) by financing activities                      (8,253)        234,324
                                                                ------------    ------------

Net increase / (decrease) in cash and cash equivalents                10,349          41,072
Cash and cash equivalents at beginning of period                      21,256           5,753
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $     31,605    $     46,825
                                                                ============    ============

Cash paid for interest                                          $     41,392    $     35,401
Cash paid for income taxes                                      $         --    $         --

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

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Description of Business and Basis of Presentation

Trudy Corporation (hereinafter referred to as the `Company'), publishes children's books, books with read- and sing-along audio tapes and CD's and designs, manufactures and markets children's musical instruments, electronics and plush stuffed animals for sale to domestic and international retail and wholesale customers on a returnable and non-returnable basis. The Company's products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints, Music for Little People and Fetching Books.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2008.

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


Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS
123R), replacing SFAS 123 and superseding Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires companies to recognize compensation expense for the cost of awards of equity compensation. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The Company has no options outstanding as of June 30, 2008.

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

Advertising expense related to catalogs and brochures was $9,956 and $5,375 for the three month periods ended June 30, 2008 and 2007, respectively.


3. Acquisition: Music for Little People

On March 7, 2008 the Company purchased certain assets from the children's audio publisher, Musical Kidz LLC, pertaining to its mail-order and ecommerce divisions. Musical Kidz is the publisher of children's music distributed on the record label, Music for Little People (MFLP).

The total purchase price was $550,000. The Company received $100,000 in inventory and $450,000 in intangible assets such as direct mail catalog files; images; graphics and text used in direct mail catalogs, flyers, mailing websites; mailing lists; e-mail lists; all MFLP websites; and licensing agreements for MFLP and Bebop, Musical Kidz, LLC's branded line of musical instruments.

4. Inventories

Inventories consist of the following:


Raw Materials                                                     $     30,726
Finished Goods                                                       1,612,979
Reserve for Obsolescence                                              (210,000)
                                                                  ------------
Inventory                                                         $  1,433,705
                                                                  ============


5. Notes Payable, Bank and Related Parties
        A revolving line of credit totaling $850,000 due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham,
        Chairman of the Board).                                                          $    718,705

        Various notes payable, to principal shareholder (William W. Burnham,
        Chairman of the Board) due on demand. Interest is payable monthly at LIBOR +
        1.25%.                                                                              1,741,576

        Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. Balance due in February 2009. The note is secured by all assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham,
        Chairman of the Board).                                                               243,038
                                                                                         ------------

                                            Total                                        $  2,703,319
                                                                                         ============

6. Income Taxes

         The components of income tax (benefit) are as follows:

                                                              June 30, 2008                    June 30, 2007
                                                      ----------------------------    ----------------------------
                                                         Current        Deferred         Current        Deferred
                                                      ------------    ------------    ------------    ------------
Income tax expense (benefit) before application
of operating loss carryforwards                       $          0    $    (87,200)   $          0    $   (176,000)

Income tax expense (benefit) of operating
loss carryforwards                                               0               0               0               0

Change in valuation allowance                                    0          87,200               0         176,000
                                                      ------------    ------------    ------------    ------------
Income tax expense (benefit)                          $          0    $          0    $          0    $          0
                                                      ============    ============    ============    ============

The deferred taxes are comprised of the following at June 30, 2008:

                   Net operating loss carryforwards                                                   $  1,408,000
                   Reserves and allowances                                                                 571,000
                                                                                                      ------------

                   Total deferred tax assets                                                             1,979,000
                   Less valuation allowance                                                             (1,979,000)
                                                                                                      ------------

                    Net deferred tax assets                                                           $          0
                                                                                                      ============

The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of June 30, 2008, the Company has a net operating loss carryforward of approximately $4.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

7. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities, which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company and a principal shareholder, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $27,348 and $23,743 for the three months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the Company has borrowings from related parties of $1,741,576. Interest to related parties totaled $25,345 and $13,133 for the three months ended June 30, 2008 and 2007, respectively. Repayments to related parties totaled $6,753 for the three months ended June 30, 2008. Repayments to related parties totaled $26,000 for the three months ended June 30, 2007.

Guarantor fees for Mr. Burnham for the three months ended June 30, 2008 were $1,420. Guarantor fees for Mr. Burnham for the three months ended June 30, 2007 were $5,097.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company's investment banking advisor. Delta Capital Group received fees in the amount of $6,000 from the Company for the three months ended June 30, 2008. There were no fees paid to Delta Capital in the prior fiscal year.

8. Contingency

As of June 30, 2008 the Company maintained a letter of credit of $500,000 related to the Disney license guaranteed by the Chairman of the Company.

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business activities. In the opinion of Management, these claims in the aggregate should not have a material effect on the Company's financial statements or its business operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the Company's June Quarter of fiscal 2008 increased 57.6% to $1,539,284 versus $976,899 in the comparable quarter of fiscal 2007. Of the total increase, $198,951 was attributed to Music For Little People, the remainder of the increase was due to sales increases in several of the Company's other traditional channels of trade. The Company's profit margin improved from 33.3% in the prior year to 42.8% in the current year. The three month period resulted in a net loss of $218,556 versus a net loss of $440,625 for the same period in the prior year.

Three months ended June 30, 2008

Net sales for the first three months of fiscal 2009 increased 57.6% versus the prior year. Revenue growth came mainly from sales to domestic close out customers, the two channels of trade associated with Music For Little People and from the returnable direct-to-consumer division.

Sales of Disney-licensed products (pursuant to a licensed book publishing agreement between Disney Licensed Publishing, an imprint of Disney Book Group, LLC and Trudy Corporation) as a percentage of total Company sales, increased from 43.3% to 44.0% for the three-month period versus the comparable period a year ago. Sesame Workshop-licensed product revenue decreased from 9.8% to 4.8% for the three month period ended June 30, 2008. Smithsonian-licensed product sales increased from 27.0% of Company sales to 29.1%.


                                               Percentage of Sales by license
                                                  for the three months ended
                                                           June 30,
                        -----------------------------------------------------
License                                              2008            2007
-----------------------------------------------------------------------------
Disney                                                   44.0%           43.3%
Smithsonian                                              29.1            27.0
Proprietary                                               9.9            14.6
Sesame Workshop                                           4.8             9.8
All other                                                12.2             5.3
                                                 ------------    ------------
Total                                                   100.0           100.0
                                                 ============    ============


                                                    Sales increases, net of
                                                     provisions for returns,
                                                  for the three months ended
                                                           June 30,
                                                 ----------------------------
Sales channel                                        2008            2007          Variance        % change
-------------------------------------------------------------------------------------------------------------
Domestic Close out accounts                      $    204,088    $      3,822    $    200,266             NMF

Music For Little People
(internet sales)                                      101,703               0         101,703             NMF

Direct-to-Consumer
(returnable)                                          103,184          42,593          60,591           142.3%

Music For Little People
(direct-to-consumer)                                   77,253               0          77,253             NMF


For the three months ended June 30, 2008, sales increases were fairly broad-based across many divisions, but with the most significant increases in select channels of trade. Sales to domestic close out accounts increased by $200,266 over the prior year as a result of a concerted and focused effort to reduce inventory. Such sales were executed with an effort to return a margin which was low though acceptable.

As previously noted, On March 7, the Company completed its asset purchase of the Music for Little People business, which the Company categorizes as three channels of trade: direct-to-consumer, and school and library, and internet-based sales. Internet sales for Music For Little People were $101,703 and direct-to-consumer sales were $77,253 for the quarter ended June 30, 2008, there were no sales in these divisions in the prior year.

Sales also increased in several other key divisions including Domestic Warehouse Club Distributors, Domestic Mass Market distributors, Canadian book distributors, Schools and Libraries and related distributors, and sub-rights royalty sales.

Sales decreased in several channels versus the prior year.

                                                    Sales decreases, net of
                                                     provisions for returns,
                                                  for the three months ended
                                                           June 30,
                                                 ----------------------------
Sales channel                                        2008            2007          Variance        % change
-------------------------------------------------------------------------------------------------------------

International Mass Market
Distributors                                     $    114,856    $    208,814    $    (93,958)         -45.0%

Direct-to-Consumer Book
Distributors                                          167,265         235,836         (68,571)          -29.1

Educational Catalogs                                   21,513          51,663         (30,152)          -58.4

International mass market distributor sales decreased $93,958 in the current three month period as a result of timing of shipments. The backlog for the Company's two largest international mass market distributors in Latin America and Spain remain solid and significantly up over the backlog in the comparable period a year ago.

Sales to direct-to-consumer book distributors decreased $68,571 versus the prior year primarily as a result of a non-repeating six figure order from a major customer that the Company received last year, and a continuing decline in sales to Books Are Fun, which has changed buying habits and business model.

Sales from educational catalogs also decreased from $51,663 to $21,513, or 58.4%. This was due to lower school budgets this year.

Several other channels of trade experienced declines in the current three month period including domestic book retailers, and domestic and international toy & gift distributors.

COST OF SALES.

Three months ended June 30, 2008

The Company's cost of sales for the quarter ended June 30, 2008 increased $229,195 from $651,820 in the prior year to $881,015 in the current year, an increase of 35.2%, primarily as a result of increased revenue. Cost of sales as a percentage of net sales decreased from 66.7% to 57.2% in the current quarter as a result of a change in the gross margin mix among sales divisions and the largely fixed nature of the Company's warehouse operation costs.

GROSS PROFIT.

Three months ended June 30, 2008

The resulting gross profit for the quarter ended June 30, 2008 increased 102.5% to $658,269 versus the prior quarter's gross profit of $325,079. Gross margin was 42.8% in the current quarter versus 33.3% in the quarter ended June 30, 2007. The increase was largely due to increased product sales and the semi-fixed nature of the Company's warehouse costs. In addition, the subsidiary rights revenue of $44,372 for the current quarter had nominal costs associated with the sale. These savings helped to offset the rising cost of goods manufactured in Asia.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended June 30, 2008

The Company's selling, general and administrative costs ("SG&A") increased 17.6% or $112,040 to $844,772 for the three months ended June 30, 2008 versus $732,732 for the three months ended June 30, 2007. As a percentage of net sales, SG&A expenses were 54.9%, down from 75.0% of net sales in the prior fiscal year. The increase in SG&A expenses was largely due to increases in salary expense as a result of the acquisition of Music For Little People, and royalty expense, which were slightly offset by decreases in legal services and outside services.

INCOME / LOSS FROM OPERATIONS.

Three months ended December 31, 2007

For the quarter ended June 30, 2008, the loss from operations was $186,503, or 12.1% of revenue versus a loss of $407,653, or 41.7% of revenues, for the prior year's quarter.

OTHER EXPENSE.

Three months ended June 30, 2008

The Company's other expense for the quarter ended June 30, 2008 was $32,052 versus $32,972 for the quarter ended June 30, 2007. This expense is mostly made up of interest paid to carry the Company's bank and shareholder debt.

NET INCOME / LOSS.

Three months ended June 30, 2008

As a result of the items discussed above, the Company's net loss for the quarter ended June 30, 2008 was $218,556 compared to a net loss of $440,625 for the comparable prior quarter.


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

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective for us as of April 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us as of April 1, 2009. The provisions of SFAS 141(R) will impact us only if we are party to a business combination after SFAS 141(R) has been adopted.

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

Liquidity and Capital Resources

                                                   For the quarters ended
                                                           June 30,
                                                 ----------------------------
                                                      2008           2007          Variance         % change
-------------------------------------------------------------------------------------------------------------
Net assets                                       $   (371,225)   $     75,462    $   (446,687)            NMF

Working capital (deficiency)                       (1,526,932)       (447,792)     (1,079,140)            NMF

Accounts receivable, net                            1,670,094       1,091,152         578,942            53.1%

Accounts payable and accrued expenses               1,386,101       1,227,675         158,426            12.9%

Royalties and commissions payable                     331,231         303,222          28,009             9.2%

The Company continues to suffer from a lack of working capital. At June 30, 2008 the Company had a deficiency of net assets of $371,225 versus net assets of $75,462 at June 30, 2007. Working capital declined to a $1,526,932 deficiency at June 30, 2008 versus a $447,792 deficiency as of June 30, 2007.

Accounts receivable increased from $1,091,152 at June 30, 2007 to $1,670,094 at June 30, 2008 an increase of $578,942. Accounts payable and accrued expenses increased $158,426 versus the prior year from $1,227,675 to $1,386,101 at June 30, 2008. Royalties and commissions payable increased $28,009 versus the prior year from $303,222 at June 30, 2007 to $331,231 at June 30, 2008 primarily as a result of the sales mix and the increased level of sales.

On March 7, 2008 the Company purchased certain direct-to-consumer and school and library assets from the children's audio publisher, Musical Kidz LLC doing business as Music for Little People. The acquired assets included trademark rights, its mail order catalog, house mailing list, email addresses, and the URLs for Music for Little People (http://www.musicforlittlepeople.com). Musical Kidz is the publisher of children's music distributed on the record label, Music for Little People (MFLP). The Company also purchased $100,000 of inventory.

Consideration for the transaction included $350,000 in cash, $200,000 in the Company's authorized but unissued Common Stock and earn-out provision payments in each of the next three years for Musical Kidz, if certain net income goals are met from the business being purchased. Of the $200,000 in authorized but unissued Trudy Common Stock, $100,000 in value was calculated at the average price per share on the fifteen (15) days prior to the March 7, 2008 closing. and the additional $100,000 worth of authorized but unissued Common Stock is to be issued on the first year's anniversary of the transaction's closing, valued at the average closing price per share for the ten (10) trading days preceding the date of issuance. Financing for the acquisition came from a loan from a principal shareholder.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving bank credit facility of $850,000, and the increased shareholder notes of $1,740,424 if revenue growth is to be realized. The Company continues to explore alternative financing options other than those from its principal shareholder in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities through a strategic acquisition and/or new educational publishing initiatives. It is believed a strategic or private equity investor or even a consolidation with another publisher or new media entity would allow the Company to better position itself for growth by providing working capital for future publishing initiatives.

As of July 31, 2008, the balance on the Company's revolving line of credit was $764,000 out of $850,000 available. As of June 30, 2007 the balance on the Company's revolving line of credit was $734,206 out of $850,000 available to the Company.

As of August 13, 2008 the Company's backlog was approximately $2,830,000.

Forward-looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2008 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business activities. In the opinion of Management, these claims in the aggregate should not have a material effect on the Company's financial statements or its business operations.

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

                                       TRUDY CORPORATION
                                       (REGISTRANT)

Date: August 19, 2008                  By: /s/ Ashley C. Andersen
                                           -------------------------------------
                                           Ashley C. Andersen,
                                           President, Chief Executive Officer