Form 10-Q
period 2008-09-30
TRUDY CORP
filed 2008-11-19
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

SHARES OUTSTANDING AT
November 19, 2008
Common Stock, $.0001 par value: 641,307,356 shares

Trudy Corporation
Balance Sheet
September 30, 2008

(Unaudited)
Assets

Current assets
Cash and cash equivalents	$91,528
Accounts receivable, net	1,588,449
Inventory, net	1,667,811
Prepaid expenses and other current assets	72,133

Total current assets	3,419,921

Equipment, net	57,664
Royalty advances, net	240,002
Prepublication costs and other assets, net	463,088
Intangible Assets, net	413,495

Total Other assets	1,174,249

Total assets	$4,594,170

Current liabilities
Notes payable - Bank & related parties	$2,861,269
Accounts payable and accrued expenses	1,673,397
Deferred Revenue	216,019
Royalties and commissions payable	351,330

Total Current liabilities	5,102,015

Total liabilities	5,102,015

Commitments

Shareholders’ equity
Common stock - par value	64,131
Paid-in capital	7,035,506
Accumulated deficit	(7,607,482)

Total shareholders’ equity	(507,845)

Total liabilities and shareholders’ equity	$4,594,170

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Statement of Operations
For the Quarters Ended September 30, 2009 & September 30, 2008

	Three Month Period Ended September 30,		Six Month Period Ended September 30,

	2008	2007	2008	2007

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net product sales	1,567,363	1,855,287	3,099,277	2,826,369
Royalty sales	9,872	22,300	17,242	28,117

Net Sales	1,577,235	1,877,587	3,116,519	2,854,486

Cost of sales	984,414	964,205	1,864,714	1,616,025

Gross profit	592,821	913,382	1,251,805	1,238,461

Operating expenses:
Selling, general and administrative	708,071	757,049	1,553,558	1,489,781

Income/(loss) from operations	(115,249)	156,333	(301,753)	(251,320)

Other expense	(21,370)	(19,453)	(53,423)	(52,423)

Net income/(loss)	$(136,620)	$136,880	$(355,176)	$(303,743)

Basic and diluted net income/(loss) loss per share	$—	$—	$—	$—

Weighted average number of shares outstanding	641,307,356	612,566,330	630,605,639	612,566,330

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Statements of Shareholders’ Equity
Quarter ended September 30, 2008

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’

	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2008 (audited)	641,307,356	$64,131	$7,035,506	$(7,252,306)	$(152,669)

Net loss (unaudited)	—	—	—	(218,556)	(218,556)

Balance at June 30, 2008 (unaudited)	641,307,356	$64,131	$7,035,506	$(7,470,862)	$(371,225)

Net loss (unaudited)				(136,620)	(136,620)

Balance at September 30, 2008	641,307,356	$64,131	$7,035,506	$(7,607,482)	$(507,845)

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Statements of Cash Flows

	For the Six Months Ended September 30, 2008

	2008	2007

	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(355,176)	$(303,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,177	6,809
Amortization of pre-publication costs	123,847	138,662
Amortization of intangibles	37,419	0
Provision for losses on accounts receivable	0	300
Provision for promotional allowance	(27,000)	(6,500)
Provision for slow moving inventory	(65,000)	0
Provision for sales returns	(516,687)	(133,278)
Consulting fee	0	54,688

Changes in operating assets and liabilities:
Decrease in accounts receivable	497,513	137,275
Increase in inventories	(78,843)	(1,691)
Increase in prepaid expenses and other current assets	89,788	13,946
Decrease in accounts payable and accrued expenses	193,017	(169,613)
Increase (Decrease) in deferred revenue	182,019	254,103
Decrease in royalties and commissions payable	(1,068)	6,321

Net cash (used) / provided by operating activities	89,006	(2,724)

Investing activities:
Purchases of property and equipment	(1,500)	(8,528)
Pre-publication and royalty advances	(166,932)	(137,855)

Net cash (used) / provided by investing activities	(168,432)	(146,383)

Financing activities:
Net change in note payable, bank	66,938	185,864
Repayments to related parties	(24,040)	(33,515)
Proceeds from related parties	106,800	0

Net cash provided/(used) by financing activities	149,698	152,350

Net increase / (decrease) in cash and cash equivalents	70,272	3,244
Cash and cash equivalents at beginning of period	21,256	5,753

Cash and cash equivalents at end of period	$91,528	$8,997

Cash paid for interest	$39,337	$69,445
Cash paid for income taxes	$—	$—

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

TRUDY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business and Basis of Presentation

Trudy Corporation (hereinafter referred to as the ‘Company’), publishes children’s books, eBooks and audiobooks and designs, manufactures and markets plush stuffed toys, children’s instruments and musical electronics for sale directly to consumers in the United States and to domestic and international retail and wholesale customers. The Company’s products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints, Fetching Books, Music for Little People and BeBop.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2008.

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

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” (Statement 130). Statement 130 establishes rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) for the Company is the same as net income (loss) for all periods presented.

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

Advertising expense related to catalogs and brochures was $8,628 and $5,136 for the three month periods ended September 30, 2008 and 2007, respectively. Advertising expense related to catalogs and brochures was $18,584 and $10,511 for the six month periods ended September 30, 2008 and 2007, respectively.

Other advertising expense was $11,428 and $495 for the three month periods ended September 30, 2008 and 2007, respectively. Other advertising expense was $26,601 and $495 for the six month periods ended September 30, 2008 and 2007, respectively.

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

4. Inventories

Inventories consist of the following:

Raw Materials	$38,685
Finished Goods	1,839,126
Reserve for Obsolescence	(210,000)

Inventory	$1,667,811

5. Notes Payable, Bank and Related Parties

A revolving line of credit totaling $850,000 due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).	$789,706

Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%.	1,832,341

Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. Balance due in February 2009. The note is secured by all assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder, William W. Burnham.	239,222

Total	$2,861,269

6. Income Taxes

The components of income tax (benefit) are as follows:

	September 30, 2008		September 30, 2007

	Current	Deferred	Current	Deferred

Income tax expense (benefit) before application of operating loss carryforwards	$0	$(142,100)	$0	$(121,600)

Income tax expense (benefit) of operating loss carryforwards	0	0	0	0

Change in valuation allowance	0	142,100	0	121,600

Income tax expense (benefit)	$0	$0	$0	$0

The deferred taxes are comprised of the following at September 30, 2008:

Net operating loss carryforwards	$1,408,000
Reserves and allowances	571,000

Total deferred tax assets	1,979,000
Less valuation allowance	(1,979,000)

Net deferred tax assets	$0

The deferred tax asset represents expected future tax savings resulting from the Company’s reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of September 30, 2008, the Company has a net operating loss carryforward of approximately $4.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

7. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities, which are controlled by these individuals, collectively “related parties”. The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company and a principal shareholder, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. The Company currently is on a lease from month to month. Rent expense totaled $29,150 and $23,743 for the three months ended September 30, 2008 and 2007, respectively. Rent expense totaled $56,498 and $47,485 for the six months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company has borrowings from related parties of $1,832,341. Interest to related parties totaled $15,387 and $10,221 for the three months ended September 30, 2008 and 2007, respectively. Interest to related parties totaled $40,732 and $23,354 for the six months ended September 30, 2008 and 2007, respectively. Repayments to related parties totaled $14,883 for the three months ended September 30, 2008 and $22,788 for the six months ended September 30, 2008. There were no loan repayments to related parties for the three or six months periods ended September 30, 2007.

Guarantor fees for Mr. Burnham for the three months ended September 30, 2008 were $3,795. Guarantor fees for Mr. Burnham for the three months ended September 30, 2007 were $4,764. Guarantor fees paid to Mr. Burnham for the six months ended September 30, 2008 were $5,215 versus $9,836 for the prior six months.

The Company has re-engaged Delta Capital Group, Inc. to assist in identifying and negotiating with possible financing sources. Last fiscal year Mr. Bradford Mead, the President of Delta Capital Group, was elected to the Board of Directors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the Company’s September quarter of fiscal 2008 decreased 16.0% versus the comparable quarter of fiscal 2007. This is primarily a result of revenue decreases among drugstore chains and the Company’s exclusive Canadian book distributor and traditional book and gift retailers and distributors. The Company’s profit margin decreased from 48.6% in the prior year to 37.6% in the current year, primarily as a result of increases in warehousing and fulfillment costs related to the company’s acquisition of a direct-to-consumer business in March of 2008. The three month period resulted in a net loss of $136,620 versus net income of $136,880 for the prior year.

Three months ended September 30, 2008

As noted above, net sales for the second quarter of fiscal 2008 decreased 16.0% versus the prior year. Sales of Disney-licensed products as a percentage of total Company sales increased from 57.4% to 60.0% for the quarter versus the comparable quarter a year ago. Sesame Workshop-licensed sales were immaterial in the current quarter vs. 11.9% of sales in the prior year. Smithsonian-licensed product sales increased from 12.2% of Company sales to 25.1%, driven largely by sales to a major home shopping channel.

	Percentage of Sales by license for the quarters ended September 30,

License	2008	2007

Disney	60.0%	57.4%
Proprietary	6.1	18.2
Smithsonian	25.1	12.2
Sesame Workshop	NMF	11.9
All other	8.8	0.3

Total	100.0	100.0

	Sales decreases, net of provisions for returns, for the three months ended September 30,

Sales channel	2008	2007	Variance	% change

Domestic Supermarkets & Drugstores	$0	$445,354	$(445,354)	NMF

Canadian Book Distributors	14,239	132,792	(118,553)	(89.3)

Domestic Discount Retailers (non-returnable)	149,936	207,305	(57,369)	(27.7)%

Direct-to-Consumer Book Distributors	93,839	150,265	(56,426)	(37.6)%

Sales decreases for the quarter were primarily focused on a few major retail book and gift channels, principally among major book chains and book departments of discount department stores, owing to the general economic malaise.

There were no sales to domestic supermarket & drugstore chains in the current quarter versus $445,354 in sales in the prior year. This was a result of a large one-time order to a drug store chain in the prior year that was not repeated in the current fiscal year.

Sales to the Company’s exclusive Canadian book distributor decreased $118,553 as a result of the exclusion of the Company’s products from the distributor’s major holiday pallet program.

Sales to domestic non-returnable discount retailers decreased $57,369 from $207,305 in the prior year to $149,936 for the three months ended September 30, 2008. This decrease was a result of a vendor change, delaying the availability of key product for this sales channel.

Sales to direct-to-consumer book distributors also decreased 37.6% from $150,265 in the prior year to $93,839 in the current 3 month period as a result of delays in product deliveries by the Company’s printer to one major customer and cessation of operations by a major display marketer.

Several other channels of trade experienced decreased sales including international trade book distributors, domestic toy & gift distributors and domestic book distributors as a result of sluggish retail markets worldwide.

	Sales increases, net of provisions for returns, for the three months ended September 30,

Sales channel	2008	2007	Variance	% change

Direct-to-Consumer (returnable)	$219,703	3,188	$216,515	NMF

Direct Response (MFLP)	80,754	0	80,754	NMF

Internet Accounts (MFLP)	71,664	0	71,664	NMF

Int’l Mass Market Distributors	506,142	484,724	21,418	4.4

Direct-to-consumer (returnable distributor) sales increased $216,515 from $3,188 to $219,703 in the current quarter as a result of a roll-out order from a major television home shopping channel resulting from successful product testing a year ago. International Mass Market distributor sales also increased. The Company continues its successful distribution to Spanish language distributors in Spain and Latin America. Revenue increased 4.4% in the current quarter versus the year ago quarter to $506,142.

Sales of Music For Little People audio and educational music products sold directly to consumers yielded revenue of $152,418. The purchase of Music For Little People was completed in March 2008 and as such there were no sales in the prior year.

Several other channels of trade including domestic warehouse club distributors, international trade book retailers and military bases also experienced increased sales.

Six months ended September 30, 2008

Net sales for the first six months of fiscal 2009 increased 9.2% versus the prior year. Sales of Disney-licensed products as a percentage of total Company sales, increased from 51.7% to 54.6% for the six month period versus the comparable period a year ago. Sesame Workshop-licensed product sales were 2.7% of Company revenue versus 11.1% in the prior 6 month period. Smithsonian-licensed product sales increased from 18.2% of Company sales to 21.9%.

	Percentage of Sales by license for the six months ended September 30,

License	2008	2007

Disney	54.6%	51.7%
Smithsonian	21.9	18.2
Proprietary	8.3	16.7
Sesame Workshop	2.7	11.1
All other	12.5	2.3

Total	100.0	100.0

	Sales increases, net of provisions for returns, for the six months ended September 30,

Sales channel	2008	2007	Variance	% change

Direct-to-consumer (returnable)	$322,887	$45,938	$276,949	NMF

Internet Accounts (MFLP)	190,478	0	190,478	NMF

Direct Response (MFLP)	158,007	0	158,007	NMF

Domestic Mass Market Distributors	205,719	119,093	86,626	72.7

Domestic Warehouse Club (returnable & non-returnable)	126,949	55,110	71,839	130.4

Direct-to-consumer returnable sales increased by $276,949 over the prior year due to a roll out order from a major television home shopping channel as a result of successful product testing a year ago.

Sales of Music For Little People audio and educational music products sold directly to consumers via a catalog and an ecommerce website accounted for sales of $348,485. The purchase of Music For Little People was completed in March 2008 and as such there were no sales in the prior year.

Sales to Mass Market Distributors increased 72.7% to $205,719 versus the prior year as a result of successful sales of select products in key big box retailer plan-o-grams.

Domestic warehouse club distributor sales increased 130.4% from $55,110 in the prior year to $126,949 in the current 6 month period.

	Sales decreases, net of provisions for returns, for the six months ended September 30,

Sales channel	2008	2007	Variance	% change

Domestic Supermarkets & Drugstores	$0	$445,354	$(445,354)	NMF

Canadian Book Distributors	8,305	162,311	(154,006)	(94.9%)

Direct-to-Consumer Book Distributors	261,104	386,101	(124,997)	(32.4)

Domestic supermarkets and drugstore sales were $445,354 in the prior current six month period; there were no sales in the current year due to a non-repeating order from a major drug chain.

Sales to Canadian book distributors decreased $154,006 versus the prior year primarily as a result of the lack of a pallet program for the all important Holiday season.

Direct-to-consumer book distributor sales declined for the six month period as well as a result of the cessation of operations of the major display marketer and softening retail sales.

Other channels of trade experienced minor sales decreases including international mass market distributors, international trade book distributors, domestic toy and gift distributors and domestic book retailers.

COST OF SALES.

Three months ended September 30, 2008

The Company’s cost of sales for the quarter ended September 30, 2008 increased $20,209 from $964,205 in the prior year to $984,414 in the current year, an increase of 2.1%, as a result of the decreased sales volume and increased warehousing and fulfillment expenses related to the Music for Little People acquisition completed in March of 2008. Cost of sales as a percentage of net sales increased from 51.4% to 62.4% in the current quarter as a result of a change in the sales mix and the increased warehousing and fulfillment expenses related to the direct-to-consumer acquisition of Music for Little People. This portion of the business is seasonal, with the bulk of its yearly sales taking place in the December quarter. Increases in product costs from pricing pressures by the Company’s Asian printers, product development costs and warehousing costs contributed to the percentage increase. To cover cost increases for the Company’s products, a selective price increase of 10% to 20% was implemented effective August 1, 2008.

In the current quarter are expenses for warehousing and shipping supplies from the Company’s outsourced fulfillment center in Missouri employed to service the direct-to-consumer and library sales for Music for Little People. There were no such expenses in the comparable prior quarter.

Six months ended September 30, 2008

The Company’s cost of sales for the six months ended September 30, 2008 increased $248,689 from $1,616,025 in the prior year to $1,864,714 in the current year, an increase of 15.4%, as a result of a 9.2% increase in sales, increased warehousing costs to service distribution of Music for Little People products, and product cost increases from the Company’s Asian printers. Cost of sales as a percentage of net sales increased from 56.6% to 59.8% in the current quarter as a result.

GROSS PROFIT.

Three months ended September 30, 2008

The resulting gross profit for the quarter ended September 30, 2008 decreased 35.1% to $592,821 versus the prior quarter’s gross profit of $913,382. Gross margin was 37.6% in the current quarter versus 48.6% in the quarter ended September 30, 2007.

Six months ended September 30, 2008

Gross profit for the six months ended September 30, 2008 increased 1.1% to $1,251,805 versus the prior year’s gross profit of $1,238,461. Gross margin was 40.2% in the current year versus 43.4% for the six months ended September 30, 2007.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended September 30, 2008

The Company’s selling, general, and administrative costs decreased 6.5% or $48,978 to $708,071 for the three months ended September 30, 2008 versus $757,049 for the three months ended September 30, 2007. As a percentage of net sales, selling, general and administrative expenses increased from 40.3% of net sales from the prior year to 44.9% of net sales in the current fiscal year. The increase in selling, general and administrative expenses as a percentage of net sales was largely due to the decreased sales and the overhead impact of managing the Company’s outsourced fulfillment center in Missouri for Music for Little People products and for the additional employees the company added with this acquisition completed in March of 2008.

Six months ended September 30, 2008

The Company’s selling, general, and administrative costs increased 4.3% or $63,777 to $1,553,558 for the six months ended September 30, 2008 versus $1,489,781 for the six months ended September 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased from 52.2% of net sales from the prior year to 49.8% of net sales in the current year.

INCOME / LOSS FROM OPERATIONS.

Three months ended September 30, 2008

For the quarter ended September 30, 2008, the loss from operations was $115,249 versus income of $156,334 for the prior year’s quarter.

Six months ended September 30, 2008

For the six months ended September 30, 2008, the loss from operations was $301,753 versus a loss of $251,320 for the prior year. Again, this is primarily attributed to the acquisition, as noted above. It is not expected that the acquisition will contribute positively to income from operations until the quarter ending December 31, 2008.

OTHER EXPENSE.

Three months ended September 30, 2008

The Company’s other expense for the quarter ended September 30, 2008 was $21,370 versus $19,453 for the quarter ended September 30, 2007.

Six months ended September 30, 2008

The Company’s other expense for the six months ended September 30, 2008 was $53,423 versus $52,423 for the six months ended September 30, 2007.

NET INCOME / LOSS.

Three months ended September 30, 2008

As a result of the items discussed above, the Company’s net loss for the quarter ended September 30, 2008 was $136,620 compared to net income of $136,880 for the comparable prior quarter.

Six months ended September 30, 2008

As a result of the items discussed above, the Company’s net loss for the six months ended September 30, 2008 was $355,176 compared to a net loss of $303,743 for the comparable prior six months.

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

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described on Note 2 of notes to our financial statements), the following policies involve a higher degree of judgment and/or complexity:

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

Liquidity and Capital Resources

	For the quarters ended September 30,

	2008	2007	Variance	% change

Net assets (deficiency)	$(507,845)	$212,342	$(720,187)	NMF

Working capital (deficiency)	(1,682,094)	(100,133)	(1,782,227)	NMF

Accounts receivable, net	1,588,449	1,652,449	(64,000)	(3.9%)

Accounts payable and accrued expenses	1,673,397	1,416,978	256,419	18.1%

Royalties and commissions payable	351,330	480,468	(129,138)	(26.9%)

At September 30, 2008 the Company had a deficiency of net assets of $507,845 versus net assets of $212,342 at September 30, 2007. Working capital deteriorated by $1,782,227 from a deficiency of $100,133 to a deficiency of $1,682,094 at September 30, 2008.

Accounts receivable decreased from $1,652,449 at September 30, 2007 to $1,588,449 at September 30, 2008, a decrease of $64,000. Accounts payable and accrued expenses increased $256,419 versus the prior year from $1,416,978 to $1,673,397 at September 30, 2008. Royalties and commissions payable decreased $129,138 versus the prior year from $480,468 at September 30, 2007 to $351,330 at September 30, 2008 primarily as a result of the sales mix and the decreased level of sales.

On March 7, 2008 the Company purchased certain direct-to-consumer and school and library assets from the children’s audio publisher, Musical Kidz LLC doing business as Music for Little People. The acquired assets included trademark rights, its mail order catalog, house mailing list, email addresses, and the URLs for Music for Little People (http://www.musicforlittlepeople.com). Musical Kidz is the publisher of children’s music distributed on the record label, Music for Little People (MFLP). The Company also purchased $100,000 of inventory (see the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008 for more information).

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company’s operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving bank credit facility of $850,000, and the increased shareholder notes of $1,832,341 if revenue growth is to be realized. The Company continues to explore alternative financing options other than those from its principal shareholder in the event that cash flow does not materialize in line with current expectations. Additional working capital would be required to fund new growth opportunities through a strategic acquisition and/or new educational publishing initiatives. It is believed a strategic or private equity investor or even a consolidation with another publisher or new media entity would allow the Company to better position itself for growth by providing working capital for future publishing initiatives.

As of November 14, 2008, the balance on the Company’s revolving line of credit was $789,706 out of $850,000 available. As of September 30, 2008 the balance on the Company’s revolving line of credit was $676,206 out of $850,000 available to the Company.

As of November 18, 2008 the Company’s backlog was approximately $2,109,000.

In the most recent quarter the Company received an additional $106,800 in short-term notes from its principal shareholder (William W. Burnham, Chairman of the Board). The note is a demand note.

Forward-looking Statements

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended March 31, 2008 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

TRUDY CORPORATION
(REGISTRANT)

Date: November 19, 2008	By:	/s/ Ashley C. Andersen

Ashley C. Andersen,
President, Chief Executive Officer