Form 10-Q
period 2008-12-31
TRUDY CORP
filed 2009-02-19
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

           For the transition period from ____________ to____________


                           Commission File No. 0-16056


                                TRUDY CORPORATION
             (Exact name of Registrant as specified in its charter)


            Delaware                                          06-1007765
  -------------------------------                        -------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


                                 353 Main Avenue
                                Norwalk, CT 06851
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (203) 846-2274
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                February 19, 2009
               Common Stock, $.0001 par value: 645,007,356 shares

INDEX                                                                PAGE NUMBER
-----                                                                -----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheet - December 31, 2008 (unaudited)            3

      Consolidated Statements of Operations (unaudited) for the
      three and nine months ended December 31, 2008 and
      December 31, 2007 (unaudited)                                         4

      Consolidated Statements of Cash Flows (unaudited) for the
      nine months ended December 31, 2008 and December 31, 2007
      (unaudited)                                                           5

      Consolidated Statement of Shareholders' Deficit (unaudited)
      from April 1, 2008 through December 31, 2007                          6

      Notes to Financial Statements (unaudited)                             7

Item 2. Management's Discussion and Analysis                               15

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  26

Item 2. Changes in Securities                                              26

Item 3. Defaults upon Senior Securities                                    26

Item 4. Submission of Matters to a Vote of Security Holders                27

Item 5. Other Information                                                  27

Item 6. Exhibits and Reports on Form 8-K                                   27

                                     PART I
                                     ------

Item 1.  Financial Statements

         The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                Trudy Corporation
                                  Balance Sheet
                                December 31, 2008

                                                        Period Ended December 31,
                                                      ----------------------------
                                                          2008            2007
                                                      ------------    ------------
                                                      (Unaudited)     (Unaudited)
Assets

Current assets
  Cash and cash equivalents                           $     48,239    $      1,087
  Accounts receivable, net                               1,534,000       1,903,304
  Inventory, net                                         1,664,590       1,518,706
  Prepaid expenses and other current assets                151,850          98,390
                                                      ------------    ------------

    Total current assets                                 3,398,679       3,521,488

  Equipment, net                                            72,514          70,387
  Royalty advances, net                                    257,686         223,544
  Prepublication costs and other assets, net               449,793         526,549
  Intangible Assets, net                                   408,348              --
                                                      ------------    ------------

  Total Other assets                                     1,188,341         820,480
                                                      ------------    ------------

    Total assets                                      $  4,587,020    $  4,341,968
                                                      ============    ============

Current liabilities
  Notes payable - Bank & related parties              $  2,714,449    $  1,504,180
  Current portion, long term debt                               --          15,520
  Accounts payable and accrued expenses                  1,765,002       1,496,968
  Deferred Revenue                                         172,242         238,063
  Royalties and commissions payable                        436,658         471,368
                                                      ------------    ------------

Total Current liabilities                                5,088,351       3,726,100

Long term liabilities
  Long term debt, net of current portion                        --         468,902
                                                      ------------    ------------

Total long term liabilities                                     --         468,902
                                                      ------------    ------------

Total liabilities                                        5,088,351       4,195,002

Commitments

Shareholders' deficit
  Common stock - par value                                  64,501          61,257
  Paid-in capital                                        7,046,236       6,931,881
  Accumulated deficit                                   (7,612,068)     (6,846,172)
                                                      ------------    ------------

Total shareholders' deficit                               (501,331)        146,966
                                                      ------------    ------------

Total liabilities and shareholders' deficit              4,587,020    $  4,341,968
                                                      ============    ============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

                                Trudy Corporation
                             Statement of Operations
          For the Quarters Ended December 31, 2008 & December 31, 2007


                                                           Three Month Period                Nine Month Period
                                                           Ended December 31,                Ended December 31,
                                                     ------------------------------    ------------------------------
                                                         2008             2007             2008             2007
                                                     -------------    -------------    -------------    -------------
                                                      (unaudited)      (unaudited)      (unaudited)      (unaudited)
Net product sales                                        1,784,142        1,628,573        4,883,419        4,454,942
Royalty sales                                                   --           39,847           17,242           67,964
                                                     -------------    -------------    -------------    -------------

Net Sales                                                1,784,142        1,668,420        4,900,661        4,522,906

Cost of sales                                            1,002,447        1,015,268        2,867,161        2,631,294
                                                     -------------    -------------    -------------    -------------

Gross profit                                               781,695          653,152        2,033,500        1,891,612

Operating expenses:
  Selling, general and administrative                      810,559          708,638        2,364,118        2,198,419
                                                     -------------    -------------    -------------    -------------

Income/(loss) from operations                              (28,864)         (55,486)        (330,618)        (306,807)

Other income/(expense)
Interest, net                                              (28,430)         (34,401)        (102,128)        (103,033)
Other income, net                                           (1,861)          24,511           18,415           40,721
Gain on debt extinguishment                                 55,000               --           55,000               --
                                                     -------------    -------------    -------------    -------------

Other expense                                               24,709           (9,890)         (28,713)         (62,312)
                                                     -------------    -------------    -------------    -------------

Net income/(loss)                                    $      (4,155)   $     (65,376)   $    (359,331)   $    (369,119)
                                                     =============    =============    =============    =============

Basic and diluted net income/(loss)
 loss per share                                      $          --    $          --    $          --    $          --
                                                     =============    =============    =============    =============

Weighted average number of shares outstanding          643,760,617      612,566,330      637,300,231      612,566,330
                                                     =============    =============    =============    =============

    The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.


                                Trudy Corporation
                       Statements of Shareholders' Equity
                         Quarter ended December 31, 2008

                                               Common Stock              Additional                       Total
                                       ----------------------------       Paid-in     Accumulated     Shareholders'
                                          Shares          Amount          Capital       Deficit          Equity
                                       ------------    ------------    ------------   ------------    ------------
Balance at March 31, 2008 (audited)     641,307,356    $     64,131    $  7,035,506   $ (7,252,737)   $   (153,100)

Net loss (unaudited)                             --              --              --       (218,556)       (218,556)

                                       ------------    ------------    ------------   ------------    ------------
Balance at June 30, 2008 (unaudited)    641,307,356    $     64,131    $  7,035,506   $ (7,471,293)   $   (371,656)
                                       ============    ============    ============   ============    ============

Net loss (unaudited)                                                                      (136,620)       (136,620)

                                       ------------    ------------    ------------   ------------    ------------
Balance at September 30, 2008           641,307,356    $     64,131    $  7,035,506   $ (7,607,913)   $   (508,276)
                                       ============    ============    ============   ============    ============

Stock-based Compensation                  3,700,000    $        370    $     10,730                         11,100

Net loss (unaudited)                                                                        (4,155)         (4,155)

                                       ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2008            645,007,356    $     64,501    $  7,046,236   $ (7,612,068)   $   (501,331)
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


                                Trudy Corporation
                            Statements of Cash Flows

                                                                            For the Nine Months Ended
                                                                                  December 31,
                                                                          ----------------------------
                                                                              2009            2008
                                                                          ------------    ------------
                                                                           (unaudited)     (unaudited)
Cash Flows From Operating Activities
Net loss                                                                  $   (359,331)   $   (369,119)
Adjustments to reconcile net loss to net cash provided by /
(used in) operating activities:
  Depreciation                                                                  13,566          11,646
  Amortization of pre-publication costs                                        184,888         206,231
  Amortization of intangibles                                                   41,652               0
  Provision for losses on accounts receivable                                       27             800
  Provision for promotional allowance                                          (27,000)        (30,500)
  Provision for slow moving inventory                                         (108,000)        (45,000)
  Provision for sales returns                                                 (571,114)       (177,759)
  Board Compensation                                                            11,100               0
  Gain on debt extinguishment                                                  (55,000)              0
  Consulting fee                                                                     0          54,688

Changes in operating assets and liabilities:
  Decrease / (increase) in accounts receivable                                 606,362         (45,600)
  Increase in inventories                                                      (32,623)        (11,894)
  Decrease in prepaid expenses and other current assets                         10,071          19,811
  Increase in accounts payable and accrued expenses                            339,623         109,480
  Increase in deferred revenue                                                 138,241         238,063
  Increase / (decrease) in royalties and commissions payable                    84,260          (2,779)
                                                                          ------------    ------------
Net cash used by operating activities                                          276,722         (41,932)

Investing activities:
  Purchases of property and equipment                                          (21,170)        (27,590)
  Pre-publication and royalty advances                                        (231,446)       (225,982)
                                                                          ------------    ------------
Net cash provided by investing activities                                     (252,616)       (253,572)

Financing activities:
  Net change in note payable, bank                                            (162,992)        178,201
  Repayments to related parties                                                (44,760)        (37,363)
  Proceeds from related parties                                                210,629         150,000
                                                                          ------------    ------------
Net cash provided/(used) by financing activities                                 2,877         290,838
                                                                          ------------    ------------

Net increase / (decrease) in cash and cash equivalents                          26,983          (4,666)
Cash and cash equivalents at beginning of period                                21,256           5,753
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                $     48,239    $      1,087
                                                                          ============    ============

Cash paid for interest                                                    $     54,859    $    103,917
Cash paid for income taxes                                                $         --    $         --


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

                                TRUDY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Description of Business and Basis of Presentation

Trudy Corporation (hereinafter referred to as the `Company'), publishes children's books, eBooks and audiobooks and designs, manufactures and markets plush stuffed toys, children's instruments and musical electronics for sale directly to consumers in the United States and to domestic and international retail and wholesale customers. The Company's products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints, Fetching Books, Music for Little People and BeBop.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2008.

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

Advertising expense related to catalogs and brochures was $82,697 and $10,861 for the three month periods ended December 31, 2008 and 2007, respectively. Advertising expense related to catalogs and brochures was $101,278 and $21,372 for the nine month periods ended December 31, 2008 and 2007, respectively.

Other advertising expense was $11,997 for the three month period ended December 31, 2008, there was no expense in the prior quarter. Other advertising expense was $38,599 for the nine month periods ended December 31, 2008 , again there was no expense for the nine months ended December 31, 2007.

3. Acquisition: Music for Little People

On March 7, 2008 the Company purchased certain assets from the children's audio publisher and distributor, Musical Kidz LLC, pertaining to its mail-order and ecommerce divisions. Musical Kidz is the publisher of children's music distributed on the record label, Music for Little People (MFLP). The Company did not purchase any assets related to Musical Kidz, LLC's record label. The total purchase price of the selected assets was $550,000. The Company received $100,000 in inventory and $450,000 in intangible assets such as direct mail catalog files; images; graphics and text used in direct mail catalogs, flyers, mailing websites; mailing lists; e-mail lists; all MFLP websites; and licensing agreements for MFLP and Bebop, Musical Kidz, LLC's branded line of musical instruments.

4.  Inventories

Inventories consist of the following:


                                                                                    December 31,      March 31,
                                                                                        2008            2008
                                                                                    ------------    ------------
    Raw Materials                                                                   $     33,860    $     35,726
    Finished Goods                                                                     1,797,730       1,763,241
    Reserve for Obsolescence                                                            (167,000)       (275,000)
                                                                                    ------------    ------------
    Inventory                                                                       $  1,664,590    $  1,523,967
                                                                                    ============    ============

5. Notes Payable, Bank and Related Parties

                                                                                    December 31,      March 31,
                                                                                        2008            2008
                                                                                    ------------    ------------
    A revolving line of credit totaling $850,000 due on demand.
    Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a
    principal shareholder (William W. Burnham, Chairman of the Board).              $    563,706    $    715,206

    Note payable, bank, due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable.
    The note is also secured by all of the assets of the Company, a mortgage on the Company's premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board). (Mr. Burnham
    paid off this note and replaced it with a note with interest payable
    monthly at Libor plus 1.25%).                                                              0         100,000

    Various notes payable, to principal shareholder (William W.
    Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%.
                                                                                       1,915,450       1,648,329

    Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. Balance due in February 2009. The note is secured by all assets of the Company, a mortgage on the Company's premises and a
    personal guarantee of a principal shareholder, William W. Burnham.                   235,293         246,785

    Note payable, affiliate, payable in monthly installments of
    $1,252. The note is unsecured.                                                             0           1,252
                                                                                    ----------------------------

                                        Total                                       $  2,714,449    $  2,711,572
                                                                                    ============================

6.   Income Taxes

The components of income tax (benefit) are as follows:

                                                          December 31, 2008              December 31, 2007
                                                    ----------------------------    ----------------------------
                                                       Current         Deferred       Current         Deferred
                                                    ----------------------------    ----------------------------
Income tax expense (benefit) before application
of operating loss carryforwards                     $          0    $   (143,700)   $          0    $   (142,100)

Income tax expense (benefit) of operating
loss carryforwards                                             0               0               0               0

Change in valuation allowance                                  0         143,700               0         142,100
                                                    ----------------------------    ----------------------------
Income tax expense (benefit)                        $          0    $          0    $          0    $          0
                                                    ============================    ============================

The deferred taxes are comprised of the following at December 31, 2008:

    Net operating loss carryforwards                  $  1,408,000
    Reserves and allowances                                571,000

    Total deferred tax assets                            1,979,000
    Less valuation allowance                            (1,979,000)
                                                      ------------
     Net deferred tax assets                          $          0
                                                      ============


The deferred tax asset represents expected future tax savings resulting from the Company's reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of December 31, 2008, the Company has a net operating loss carryforward of approximately $4.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

7. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities, which are controlled by these individuals, collectively "related parties". The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company and a principal shareholder, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. The Company has executed a lease that expires April 30, 2011. Rent expense totaled $31,350 and $23,743 for the three months ended December 31, 2008 and 2007, respectively. Rent expense totaled $87,848 and $71,228 for the nine months ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company has borrowings from related parties of $1,915,450. Interest to related parties totaled $14,127 and $12,354 for the three months ended December 31, 2008 and 2007, respectively. Interest to related parties totaled $54,859 and $35,709 for the nine months ended December 31, 2008 and 2007, respectively. Repayments to related parties totaled $20,720 for the three months ended December 31, 2008 and $43,508 for the nine months ended December 31, 2008. There were no loan repayments to related parties for the three or nine months periods ended December 31, 2007.

Guarantor fees for Mr. Burnham for the three months ended December 31, 2008 were $3,627. Guarantor fees for Mr. Burnham for the three months ended December 31, 2007 were $4,968. Guarantor fees for Mr. Burnham for the nine months ended December 31, 2008 were $8,842 versus $14,830 for the prior nine months.

8. Non-cash Investing and Financing Activities

For the quarter ended December 31, 2008 the Company recorded $11,100 in fees paid to Board Members and certain employees. The Company paid in newly issued shares of Common Stock out of the 850,000,000 shares authorized.

9. Debt Extinguishment

On June 13, 2006 the Company executed a Mutual General Release (the "Mutual Release") with Chart Studio Publishing (PTY) Ltd, Johannesburg, South Africa for the alleged $444,852 indebtedness that was due to Chart Studio on August 20, 2007. As of March 31, 2006 the Company had accrued $371,819 of the total amount due August 20, 2007. Under the terms of the Mutual Release, Trudy was required to pay to Chart Studio $80,000 in aggregate. As a result of the Mutual Release, the Company and Chart Studio agreed to extinguish any and all debts or obligations between them which existed on or before the date of the Mutual Release.

In November, 2006, Chart Studio filed for liquidation in South Africa. On December 19, 2006, the Company announced that it had been advised that the assets in liquidation had been sold at auction by a Court-appointed Liquidator to a successful bidder from Capetown, South Africa. The Company had maintained a balance due of $55,000 to Chart Studio and at December 31, 2008 the Company recognized a $55,000 gain on debt extinguishment. The Company has been indemnified against any claims from a principal shareholder/officer.

10. Subsequent Events

On February 4, 2009 the Company announced that it had entered into a Letter of Intent providing for PCS Edventures!.com, Inc. ("PCS"), an Idaho corporation, to acquire substantially all of the assets and assume certain liabilities of Trudy. An 8K with a copy of the Letter of Intent was filed with the SEC on February 9, 2009.

Consideration for the asset purchase transaction will be up to $2 million in PCS Common Stock, with the Common Stock being valued at the average per share price over the 10 business day period immediately prior to the Closing, with a minimum valuation of $0.90 per share. The PCS Common Stock will be registered with the Securities and Exchange Commission (the "SEC") and distributed to Trudy shareholders, pro rata, subject to a holdback of certain shares by PCS to guarantee representations and warranties of Trudy, after the Closing. Liabilities of Trudy to be assumed by PCS include accounts payable, licensing obligations and certain shareholder loans of approximately $1,900,000 at Closing. In addition, at Closing, PCS will secure new financing to pay off Trudy's current bank credit line of up to $850,000. The assumed shareholder loans are to be paid off in full over two years. Ashley Andersen Zantop, CEO and President of Trudy, and all other key Trudy employees will be retained as employees by PCS, while William W. Burnham, Chairman of Trudy, will join the Board of Directors of PCS. The Closing is subject to various conditions outlined in the Letter of Intent, including PCS's completion of a satisfactory "due diligence" examination of Trudy, at which time a definitive agreement will be executed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the Company's December quarter of fiscal 2009 increased 6.9% versus the comparable quarter of fiscal 2008. This is primarily a result of revenue from Domestic Mass Market Distributors and the Company's Music For Little People direct-to-consumer business, purchased in March of 2008. The Company's profit margin increased from 39.1% in the prior year to 43.8% in the current year, primarily as a result of decreased product costs. The three month period resulted in a net loss of $4,155 versus a net loss of 65,376 for the prior year.

Three months ended December 31, 2008

As noted above, net sales for the third quarter of fiscal 2009 increased 6.9% versus the prior year. Sales from the Company's Music For Little People product line were 31.9% of sales for the current quarter. The Company acquired certain assets, which included Music For Little People (MFLP) direct-to-consumer business related assets from Musical Kidz, LLC in March, 2008. As a result there were no sales in these sales channels in the prior year.

Sales of Disney-licensed products as a percentage of total Company sales decreased from 52.2% to 27.7% for the quarter versus the comparable quarter a year ago as a result of a decline in international mass market sales and a decline in domestic discount retailer. Smithsonian-licensed product sales decreased from 29.3% of Company sales to 22.3%.

                                 Percentage of Sales by license and/or
                                  product line for the quarters ended
                                               December 31,
                                 --------------------------------------
License                                   2008               2007
-----------------------------------------------------------------------
Disney                                         27.7%               52.2%
Music For Little People
(MFLP)                                         31.9                 0.0
Proprietary                                    16.1                 9.0
Smithsonian                                    22.3                29.3
Sesame Workshop                                 1.5                 5.9
All other                                       0.5                 3.6
                                 --------------------------------------
Total                                         100.0               100.0
                                 ======================================


                                          Sales increases, net of
                                          provisions for returns,
                                           for the three months
                                            ended December 31,
                                       ----------------------------
Sales channel                              2008            2007           Variance       % change
---------------------------------------------------------------------------------------------------
Direct Response (MFLP)                 $    403,466    $          0    $    403,466             NMF

Internet Accounts (MFLP)                    269,161               0         269,161             NMF

Direct- to- Consumer (returnable)           191,687          70,475         121,212           172.0%

Direct response Music For Little People sales were $403,466 in the current quarter, sales that were generated through the Company's website and stimulated by a 400,000-copy catalog mailing and advertising through Google Ad Words. There were no sales in the prior year as the Company purchased the assets of Music For Little People in March, 2008. Music For Little People also generated revenue through Amazon.com, the internet distributor as an Amazon.com third-party vendor. Sales generated in this manner were $269,161 for the current quarter.

Direct-to-consumer (returnable distributor) sales increased $121,212 from $70,475 in the prior quarter to $191,687 in the current quarter as the Company continued to enjoy favorable response from consumers in it first major home shopping network initiative as a result of positive testing of Smithsonian book and plush sets in 2007, and the addition of two new sets, created in conjunction with the African Wildlife Foundation and the American Veterinary Medical Association.

Several other channels of trade experienced increased sales including domestic mass market distributors, military bases, and international direct-to-consumer distributors. As the North American economy contracted worldwide, consumers turned to low-priced retailers to purchase their seasonal products.


                                         Sales decreases, net of
                                          provisions for returns,
                                           for the three months
                                            ended December 31,
                                       ----------------------------
Sales channel                              2008            2007           Variance       % change
---------------------------------------------------------------------------------------------------
Book Clubs                             $          0         124,603    $   (124,603)            NMF

International Mass Market
Distributors                                223,373         343,126        (119,753)          -34.9%

Non-returnable Discount Retailers            39,010         136,001         (96,991)          -71.3

Domestic Warehouse Club
Distributors (returnable
& non-returnable)                             4,020          95,167         (91,147)          -95.8

Domestic Book Retailers                      12,436          74,472         (62,036)          -83.3

In the December 2007 quarter there was a one-time sale of $124,603 to a school book club that was not repeated in the current fiscal year quarter.

In the December 2007 there was also a one-time sale of $101,808 to a warehouse club distributor that was not repeated in the current fiscal year quarter. The warehouse club distributor, Advanced Marketing Services, filed for bankruptcy on December 29, 2006, and was later purchased by the book distributor Baker & Taylor.

Sales to non-returnable discount retailers declined $96,991 as a result of a non-repeating order from the prior year that was not received in the current quarter.

For International Mass Market Distributors, sales decreased $119,753 to $223,373 as the Company's Latin American distributor put orders on hold with the Company as a result of the slumping Mexican economy.

For domestic book retailers, the Company's credit insurance program for the second largest book chain was cancelled and the Company had to cease shipping orders on open account to this chain.

Several other traditional channels of trade for books experienced decreased sales including non-returnable discount retailers, domestic book distributors, international trade book retailers and school & library distributors.

Nine months ended December 31, 2008

Net sales for the first nine months of fiscal 2009 increased 8.4% versus the prior year. Sales of Disney-licensed products as a percentage of total Company sales, decreased from 51.9% to 44.9% for the nine month period versus the comparable period a year ago. Sesame Workshop-licensed product sales were 2.2% of Company revenue versus 9.3% in the prior nine month period. Smithsonian-licensed product sales as a share of total revenue were virtually unchanged. Sales from the Company's Music For Little People product line were 19.1% of sales for the nine months. The Company acquired certain assets of Music For Little People in March, 2008. As a result there were no sales in the prior year.

                                 Percentage of Sales by license and/or
                                 product line for the nine months ended
                                               December 31,
                                 --------------------------------------
License                                   2008               2007
-----------------------------------------------------------------------

Disney                                         44.9%               51.9%
Smithsonian                                    22.0                22.1
Music For Little People                        19.1                 0.0
Proprietary                                    11.1                14.1
Sesame Workshop                                 2.2                 9.3
All other                                       0.7                 2.6
                                 --------------------------------------
Total                                         100.0               100.0
                                 ======================================


                                          Sales increases, net of
                                          provisions for returns,
                                           for the nine months
                                            ended December 31,
                                       ----------------------------
Sales channel                              2008            2007           Variance       % change
---------------------------------------------------------------------------------------------------
Direct Response (MFLP)                 $    561,473    $          0    $    561,773             NMF

Internet Accounts (MFLP)                    459,640               0         459,640             NMF

Direct- to- Consumer (returnable)           514,574         116,413         398,161             NMF

Music For Little People sales generated by the Company's website were $561,473 in the current year. There were no sales to this division in the prior year since the Company purchased Music for Little People in March, 2008. Music For Little People internet account sales were $459,640 in the current quarter, largely generated by its internet distributor, Amazon.com. There were no sales in the prior year as the Company purchased the Music for Little People direct-to-consumer assets in March, 2008. Overall, for the first nine months Music for Little People generated revenue of $1,021,113 in sales direct to the consumer largely moving the Company towards one of its stated goal of decreasing returnable sales as a percentage of total sales.

Direct-to-consumer returnable sales increased by $398,162 to $514,574 for the nine months ending December 31, 2008 versus the comparable period a year ago as a result of roll-out orders from a major television home shopping channel that emanated from successful product testing a year ago.

Domestic mass market distributor sales were almost double the prior year's nine month period. It appears that consumers are moving away from traditional retailers and towards the big box retailers who are advertising best prices in this tough economy. Consequently the Company has more Plan-o-gram items in with the Big Box stores than in the past.

Other channels of trade experienced increased sales including domestic warehouse club distributors, military bases, close out accounts, international mass market retailers, international subsidiary rights sales and international direct-to-consumer book distributor sales.

                                           Sales decreases, net of
                                           provisions for returns,
                                             for the nine months
                                             ended December 31,
                                       ----------------------------
Sales channel                              2008            2007           Variance       % change
---------------------------------------------------------------------------------------------------
Domestic Supermarkets &
Drugstores
                                       $          0    $    426,429    $   (426,429)            NMF

International  Mass  Market
Distributors                                844,371       1,036,664        (192,293)          -18.6%

Direct-to-Consumer Book
Distributors                                412,090         548,943        (136,853)          -24.9

Book Clubs                                        0         124,603        (124,603)            NMF

Domestic supermarkets and drugstore sales were $426,429 in the prior nine month period; there were no sales in the current year due to a non-repeating order from a major drug chain in August 2007.

Sales to international mass market distributors decreased $192,293 versus the prior year primarily as a result of the global economic contraction, and specifically the contracting retail market in Mexico. Direct-to-consumer book distributor sales declined for the nine month period as well as a result of the cessation of operations of the major display marketer and softening retail sales. In the December 2007 quarter there was a $124,603 sale to a major book club that was not repeated in the current year.

Other channels of trade experienced sales decreases including international trade book distributors, domestic toy and gift retailers, domestic toy and gift distributors, and domestic book retailers, non-returnable discount retailers, Canadian book distributors and domestic book distributors.

COST OF SALES.

Three months ended December 31, 2008

The Company's cost of sales for the quarter ended December 31, 2008 decreased $12,821 from $1,015,268 in the prior year to $1,002,447 in the current year, a decrease of 1.3%, as a result of the decreased direct product costs which more than offset increased warehousing and fulfillment expenses related to Music for Little People. After the purchase of the direct-to-consumer assets of Music for Little People, the Company decided to maintain the existing outsourced fulfillment center in Missouri to avoid disruption of continuity of sales, fulfillment and customer service as it integrated the business into the Company. The Company believes that there are substantial cost savings to be gained once its one year distribution agreement expires in March 2009. Cost of sales as a percentage of net sales decreased from 60.9% to 56.2% in the current quarter as a result of a change in the sales mix, decreased direct product costs from its Asian-sourced books and expansive margins from selling Music for Little People proprietary audio and Be Bop products directly to the consumer.

Nine months ended December 31, 2008

The Company's cost of sales for the nine months ended December 31, 2008 increased $235,867 from $2,631,294 in the prior year to $2,867,161 in the current year, an increase of 9.0%, primarily as a result of a 9.2% increase in sales and increased warehousing and fulfillment costs to service distribution of Music for Little People direct-to-consumer products. Cost of sales as a percentage of net sales increased from 58.2% to 58.5% in the current quarter as a result.

GROSS PROFIT.

Three months ended December 31, 2008

The resulting gross profit for the quarter ended December 31, 2008 increased 19.7% to $781,695 versus the prior quarter's gross profit of $653,152. Gross margin was 43.8% in the current quarter versus 39.1% in the quarter ended December 31, 2007.

Nine months ended December 31, 2008

Gross profit for the nine months ended December 31, 2008 increased 7.5% to $2,033,500 versus the prior year's gross profit of $1,891,612. Gross margin was 41.5% in the current year versus 41.8% for the nine months ended December 31, 2007.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended December 31, 2008

The Company's selling, general, and administrative costs increased 14.4% or $101,921 to $810,559 for the three months ended December 31, 2008 versus $708,638 for the three months ended December 31, 2007. As a percentage of net sales, selling, general and administrative expenses increased from 42.5% of net sales from the prior year to 45.4% of net sales in the current fiscal year. The increase in selling, general and administrative expenses as a percentage of net sales was largely due to the mail order printing and associated postage expense attributed to the Music For Little People direct-to-consumer catalog as well as the credit card processing fees charged to process consumer orders. In addition, the Company outsourced customer service to its Missouri fulfillment center to manage inbound consumer internet and mail orders. The catalog and customer service expense was $101,016, essentially the majority of the increase in the Company's total selling, general and administrative costs for the December Quarter 2008.

Royalty expenses declined $40,767 to $183,232 for the current December Quarter versus the comparable quarter a year ago or -18.2%. The decline was due to lower licensed product sales to distributors and retailers.

Nine months ended December 31, 2008

The Company's selling, general, and administrative costs increased 7.5% or $165,699 to $2,364,118 for the nine months ended December 31, 2008 versus $2,198,419 for the nine months ended December 31, 2007. As a percentage of net sales, selling, general and administrative expenses decreased from 48.6% of net sales from the prior year to 48.2% of net sales in the current year. Again the increase was due to the associated selling and administrative expenses with the acquisition of the Music for Little People direct to consumer assets including catalog expense, credit card processing fees and direct-to-consumer customer service expense.

INCOME / LOSS FROM OPERATIONS.

Three months ended December 31, 2008

For the quarter ended December 31, 2008, the loss from operations was $28,864 versus a loss of $55,486 for the prior year's quarter.

Nine months ended December 31, 2008

For the nine months ended December 31, 2008, the loss from operations was $330,618 versus a loss of $306,807 for the prior year.

OTHER INCOME / (EXPENSE).

Three months ended December 31, 2008

The Company's other expense for the quarter ended December 31, 2008 was $24,709 versus $9,890 for the quarter ended December 31, 2007.

Nine months ended December 31, 2008

The Company's other expense for the nine months ended December 31, 2008 was $28,713 versus $62,312 for the six months ended December 31, 2007.

NET LOSS.

Three months ended December 31, 2008

As a result of the items discussed above, the Company's net loss for the quarter ended December 31, 2008 was $4,155 compared to net loss of $65,376 for the comparable prior quarter.

Nine months ended December 31, 2008

As a result of the items discussed above, the Company's net loss for the nine months ended December 31, 2008 was $359,331 compared to a net loss of $369,119 for the comparable prior nine months.

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

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective for us as of April 1, 2008. This does not have a material impact on our financial statements.

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

Liquidity and Capital Resources

                                              For the quarters
                                             ended December 31,
                                       ----------------------------
                                           2008            2007           Variance       % change
---------------------------------------------------------------------------------------------------

Net assets (deficiency)                $   (501,331)   $    146,966    $   (648,297)            NMF

Working capital (deficiency)             (1,689,672)       (204,612)     (1,485,060)            NMF

Accounts receivable, net                  1,534,000       1,903,304        (369,304)          -19.4%

Accounts payable and  accrued
expenses                                  1,765,002       1,496,968         268,034            17.9%

Royalties and commissions payable           436,658         471,368         (34,710)           -7.4%

At December 31, 2008 the Company had a deficiency of net assets of $501,331 versus net assets of $146,966 at December 31, 2007. Working capital deteriorated by $1,485,060 from a deficiency of $204,612 to a deficiency of $1,689,672 at December 31, 2008.

Accounts receivable decreased from $1,903,304 at December 31, 2007 to $1,534,000 at December 31, 2008, a decrease of $369,304. Accounts payable and accrued expenses increased $268,034 versus the prior year from $1,496,968 to $1,765,002 at December 31, 2008. Royalties and commissions payable decreased $34,710 versus the prior year from $471,368 at December 31, 2007 to $436,658 at December 31, 2008 primarily as a result of the sales mix and the decreased level of sales.

On March 7, 2008 the Company purchased certain direct-to-consumer and school and library assets from the children's audio publisher, Musical Kidz LLC doing business as Music for Little People. The acquired assets included trademark rights, its mail order catalog, house mailing list, email addresses, and the URLs for Music for Little People (http://www.musicforlittlepeople.com). Musical Kidz is the publisher of children's music distributed on the record label, Music for Little People (MFLP). The Company also purchased $100,000 of inventory (see the Company's Annual Report on Form 10-KSB for the year ended March 31, 2008 for more information).

In December, 2008 the Company recorded a $55,000 gain on debt extinguishment. This debt related to a former joint venture partner that filed for bankruptcy in the republic of South Africa. A principal shareholder has indemnified the Company against any future claims from this gain on extinguishment.

Expected cash flows from operations supplemented by anticipated lending sources are forecast to be adequate in covering the Company's operations. Although the Company does not expect to run out of available funds in the coming fiscal year, it does expect that the need for capital will continue to eclipse the limits of its revolving bank credit facility of $850,000, if sales are to be maintained. In addition, the Company can not expect future loans from the Company's principal shareholder. The Company continues to explore alternative financing options in the event that cash flow does not materialize in line with current expectations.

On February 4, 2009 the Company announced that it had entered into a Letter of Intent providing for PCS Edventures!.com, Inc. ("PCS"), an Idaho corporation, to acquire substantially all of the assets and assume certain liabilities of Trudy. An 8K with a copy of the Letter of Intent was filed with the SEC on February 9, 2009.

As of February 14, 2009, the balance on the Company's revolving line of credit was $789,706 out of $850,000 available. As of December 31, 2008 the balance on the Company's revolving line of credit was $563,706 out of $850,000 available to the Company. This note is due at the end of February, 2009 and the Company is currently in discussions with it Bank.

As of February 18, 2009 the Company's backlog was approximately $2,186,500

In the most recent quarter the Company received an additional $103,829 in short-term notes from its principal shareholder (William W. Burnham, Chairman of the Board). These notes are demand notes.

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


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2009 the Company was sued in the Superior Court of California for breach of contract. The Company and legal counsel are of the opinion that the complaint is without merit and the final resolution of the litigation will not have a material adverse impact on the Company.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.

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

                                       TRUDY CORPORATION
                                       (REGISTRANT)

Date: February 19, 2009                By: /s/ Ashley C. Andersen Zantop
                                          -------------------------------------
                                          Ashley C. Andersen Zantop,
                                          President, Chief Executive Officer