Form 10-K
period 2009-03-31
TRUDY CORP
filed 2009-09-30
CIK 815098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the year fiscal year ended March 31, 2009

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
Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐   No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒.

The aggregate market value of the voting common equity held by non-affiliates as of September 30, 2008 based on a closing price of $.003/share was $516,735.

As of September 21, 2009, 850,000,000 were authorized and 700,862,912, shares of Common Stock, $.001 par value per share, were issued and outstanding.

The following documents are incorporated by reference:

1.	Certificate of Incorporation (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B).

2.	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B).

3.	By-laws of Company (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B).

4.	Certificate of Incorporation of Norwest Manufacturing Company (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B).

5.

Certificate Amending Certificate of Incorporation of Norwest Manufacturing Company dated December 5, 1979 (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B).

6.

Certificate Amending Certificate of Incorporation of Trudy Toys Company, Inc. dated March 27, 1984 (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B).

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

Segments

The Company sells its products in approximately 50 different channels of trade, both domestically and internationally to, on average, more than 40,000 customers. For further information please refer Management’s Discussion and Analysis in this Form 10-K.

Products and Licensing

	Sales by license for the fiscal years ended March 31,

License	2009	2008

Disney	41.7%	53.4%
Smithsonian	26.5	21.6
Proprietary	10.7	13.1
Sesame Street	3.8	9.4
WGBH	0.0	0.5
All other	17.3	2.0

The Company holds a non-exclusive publishing license with Disney Licensed Publishing, an imprint of Disney Children’s Book Group, LLC (“Disney”) for the territories of North America. The license was effective through December 31, 2008. The Company operated under a contract extension through June 30, 2009 and a renewal is in negotiation. The license provides for the Studio Mouse imprint to publish certain novelty book and audio CD formats for distribution into the licensed territories, as well as the United Kingdom, Russia, nine African countries and many select countries throughout Asia, the Middle East, Eastern Europe, Latin America, and the Caribbean, with more countries pending approval. The agreement includes a 3 year distribution period for an expanded line of novelty books with audio CD’s with content based on an educational platform. The licensed characters include core properties such as Disney Princess and Winnie-the-Pooh, selected Disney Channel shows, as well as feature films including Disney-Pixar titles such as “Finding Nemo” “Cars”, and Disney feature films such as “Pirates of the Caribbean” as well as Disney’s own animation releases such as “Chicken Little.” The license also includes Spanish language for distribution in North America, Latin America and Spain and bilingual rights for North America and various other territories throughout the world. The Company also holds a non-exclusive publishing license with The Walt Disney Company Iberia, S.L. for Spain that is effective through June 30, 2009 with a renewal in negotiation.

The material published is targeted to a preschool through early elementary school audience and contains early childhood developmental and educational content utilizing popular Disney characters. Since the inception of the license the Company has published over 130 Disney-branded titles in English and Spanish. For the fiscal year ended March 31, 2009 sales of Disney-licensed product represented 41.7% of total sales. In the fiscal year ended March 31, 2008 sales of Disney-licensed product represented 53.4% of total sales. The Disney license requires royalties to be paid.

The Company holds a non-exclusive license from the Smithsonian Institution to create and/or distribute Smithsonian-licensed fiction titles through September 30, 2012. The license, allows for the sale of educational components and bundled kits, under the Soundprints and Studio Mouse imprints, containing realistic wildlife plush toys, storybooks, and audio-books in various formats. For the fiscal year ended March 31, 2009 sales of Smithsonian-licensed product represented 26.5% of total sales. For the fiscal year ended March 31, 2008 sales of Smithsonian-licensed product represented 21.6% of total sales. The Smithsonian license requires royalties to be paid.

Disney-licensed Products
In June 2008, the Company released the first two titles in a new series, Imagine & Write™. These titles feature the Disney Fairies and Disney Pirates characters. The content focuses on creative writing and illustrating. Each title features a patent-pending zip-shut format with carrying handle, two pens, an audio CD, and stickers. The Company has plans to expand and further develop this format for fiscal 2010.

Early in calendar year 2009, the Company launched two new series, Read, Play & Go!™ and Step-by-Step™. The Read, Play & Go!™ titles feature Mickey Mouse Clubhouse and Winnie the Pooh characters. The content focus is on early learning concepts such as the alphabet, numbers, and shapes. Each title features a carry-along nylon handle and audio CD. The Step-by-Step™ titles feature Disney Princess and Disney*Pixar Cars characters. The content focus is on spelling and letter recognition. The series features interchangeable puzzle pieces and an audio CD. The Company has plans for additional titles in both formats for fiscal 2010.

The Company also continued to publish new Disney titles from successful series in the customary formats, Learn-on-the-Go™, Carry-a-Tune™, Learn & Carry™, Zip & Carry™, Travel Pack™ and Storybook Sets™ formats. In fiscal year 2009, the company introduced updated versions of the successful Princess Happy Endings and Winnie the Pooh Friends Collection Storybook Set titles.

Overall, the Company introduced 103 new titles in fiscal 2009, 83 new titles in fiscal 2008, and has plans to increase new introductions in future years.

Smithsonian-licensed products

Late in the fall of 2008, the Company launched the first six paperback titles in the Smithsonian Alphabet Book series. These books feature the same beautiful original artwork and clever rhyming text as the hardcover versions and also come with the full-sized tear-out poster and audio CD. Among the titles released is the Teachers’ Choice Award-winning Alphabet of Insects. Also in May of 2008, the company released its first Smithsonian Zip & Carry™, Animals A to Z, based on the successful Alphabet Book, Alphabet of Animals.

In July of 2008, the Company launched a line of plush toys to accompany the popular Smithsonian board book series entitled “Baby Animals”. It was introduced with new packaging that houses the book and plush toy in an attractive set. In February of 2009, the company introduced the next title in this series about a puppy exploring his world. The Company has plans for additional titles in this format for fiscal 2010.

In February of 2009 under an exclusive one year distribution agreement with Baker and Taylor, the Company published and shipped six bilingual (Spanish and English) titles repurposed from the popular Smithsonian Backyard and Oceanic series. These bilingual editions were to be distributed into school libraries and classrooms throughout North America.

In March of 2009, the Company released the next two titles in the Smithsonian I Love My™ series, “I Love My Brother” and “I Love My Sister.” These titles continue to enjoy a strong sell-through and the company is planning additional titles and like series in this format for fiscal 2010.

Proprietary Products

Early Spring 2008, the Company released another title in its successful Pet Tales™ series featuring content created in conjunction with the American Veterinary Medical Association (AVMA) and the Nantucket Shipwreck and Lifesaving Museum entitled Marshall: A Nantucket Sea Rescue based on a real-life story. The partnership created unique sales opportunities for the company. Also in September of 2008, the company published a pet-themed Learn & Carry™, also created in conjunction with the AVMA.

Sesame Workshop-licensed products

In the Fall of 2008, the company launched new titles showcasing several Sesame Workshop-licensed titles in its existing successful formats, such as the Zip & Carry™, Carry-a-Tune™, and Read, Listen & Learn.™ Additionally, in March of 2009, the company released titles in two new formats, Step-by-Step™ and Read, Play & Go™ featuring Sesame Street characters Elmo and Abby Cadabby. These titles add strong pre-sales and follow through in conjunction with the release of Sesame Street’s Abby in Wonderland DVD.

In August of 2008, the company launched the Sesame Subjects brand. The two titles were released in the Learn on the Go™ format and introduced the concepts of dinosaurs and the human body. Each title included a fold-out poster, stickers, and an audio CD in a padded board book cover with a zipper enclosure and nylon carry handle. The audio CD featured read-along narration and an original song sung by “Chris Knowings” from the Sesame Street television show to add to the overall value of the products.

Formats

Fiscal year 2009 marked the development of several new formats and related digital media opportunities for the company. In early Spring of 2009, the Company was pleased partner with Audible.com and Follett Digital to introduce a range of the Company’s successful titles as e-book downloads. Below is a summary of some of the Company’s unique formats and a sampling of the licensed properties that are combined with these formats:

•	In early 2009, the Company launched two new formats designed to address the market opportunity for unique book and CD combinations:
•

The Read, Play & Go!™ format is a 7 by 7 inch, 20-page board book with a casebound hardcover, audio CD and carry-along handle, with a retail price of $9.99. This format was launched with Disney-licensed content featuring Disney Mickey Mouse Clubhouse and Winnie the Pooh content as well as Sesame-licensed content featuring Elmo and Abby Cadabby. It was first launched in English and then in Spanish for Spain. The Company is continuing to release titles in this format.

•

Step-by-Step™ format is a 7 x 9 inch puzzle book with 10 pages, a padded casebound cover, and an audio CD in a patented CD storage tray for $15.99, and was first released with content featuring Disney Princess, Disney*Pixar Cars, and Sesame Street. This format was launched in English for sale in the domestic specialty, trade and mass markets.

•

In 2009 the Company also launched a variety of titles with the digital distributors noted above for sales to the school and library market and directly to consumers in a PDF –based digital eBook format and an audio-visual MP4 format.

•

In November 2008, the Company received 3,000 units of a uniquely designed MP3 player made with a proprietary design and trademarked in the Company’s Bebop™ and Carry-a-Tune™ trademarks and, the Company believes, is safe for all ages, has parental volume control, an LCD display and an open system for downloading audio content from the Company’s and other audio libraries. The “Carry-a-Tune™” player is offered only in direct-to-consumer markets and was introduced in the Music for Little People™ catalog mailing in the Fall of 2008, the StudioMouse catalog in Spring 2009 as well as on the Company’s and various other e-commerce sites.

Marketing and Sales

The Company’s products are sold both nationally and internationally to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and approximately 100 independent commissioned sales representatives. The Company historically mailed a catalog directly to consumers, schools, and libraries. While this was discontinued in 2004 as a result of poor results, the Company restarted its catalog initiative in the fall of 2008 in conjunction with the purchase of the direct-to-consumer and school and library business assets from Musical Kidz, LLC d/b/a Music For Little People™.

A Vice President of Sales, Assistant Sales Manager, as well as a team of independent representatives call on mass merchandisers and non-returnable specialty book accounts such as Target, Costco, Barnes and Noble, T.J. Maxx and Wal-Mart. They also handle direct sales to international accounts, domestic specialty accounts and other retailers and wholesalers. The Vice President of Sales also supervises several networks of independent sales representatives totaling over 100 sales people who call on all other applicable book, gift and toy sales channels. Two independent sales representatives specifically call on specialty sales customers in the home shopping television, door-to-door and display marketing channels. The Vice President of Direct-to-Consumer Sales oversees sales direct-to-consumer sales under the Music for Little People™ imprint. The Chairman and Director of Corporate Development and the CEO each handle sales development in certain targeted international territories.

The Company sells its products to accounts on both a returnable and a non-returnable basis.

Manufacturing and Product Design

Plush and toy product designs are executed with the Company’s oversight by overseas contractors. Book content is created by freelance authors and illustrators working under the direction of and in conjunction with the Company’s editorial and graphic design staff. Audio is produced by sound designers overseen by the Company’s editorial department. Instruments and electronics are developed by skilled manufacturers with the oversight of the Company’s development staff.

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

The Company does not own any of the Disney-branded and Sesame-branded book and audio products, other than the basic copyrights to its musical compositions and its right to its patented and patent-pending proprietary formats; Disney and Sesame retain all other content rights, and actively manage the release of new products. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere. Printers can also perform certain other functions such as receiving and consolidating stuffed toys from the original manufacturer, creating and printing packaging, and labeling and repacking product combinations for volume orders for drop shipment directly to large customers. Audiocassettes and limited number of CD’s are duplicated domestically in the United States. All other CD’s are duplicated in Hong Kong, China and Singapore and shipped to the Asian book printer to be inserted into the books. Substantially all purchases are in U.S. dollars.

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

Competition

The Company is the leading supplier of licensed educational books and audiobooks that are often packaged with realistic plush toys. The Company is not aware of any direct competitors in this unique market although there are a small number of publishers who compete by combining plush toys with single titles of children’s classic books or licensed sound books. Management believes that the Company’s innovative approach to packaging audio CDs with educational novelty books also differentiates its products in the marketplace and has little competition from other publishers in this market niche, although more publishers are experimenting with combining some form of CD with various book formats such as workbooks, sticker books and activity books. The Company believes that its competitive advantages lie in its licenses with Disney, the Smithsonian Institution and Sesame Workshop, its unique editorial genre, its innovative formats, its superior design, its creative approach to new product development including book formats, electronic formats and the perceived high quality of its products relative to the retail price.

However, other than the aforementioned specific niche market, many publishers and distributors compete with the Company for sales. Many are larger and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products. It is possible that increased competition or improved performance by these competitors may impact the Company’s market share, profit margin and operating results.

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

Employees

As of March 31, 2009 the Company had 27 full-time and 2part-time employees, based in its Norwalk, Connecticut facility. The Company also has 1 full-time and 2 part-time employees in Redway, California, following the acquisition of the Music For Little People direct-to-consumer and school & library business. As of August 31, 2009 the Company had 24 full-time, 3part-time and 4 temporary employees based in its Norwalk, Connecticut facility. The company still had the 3 employees at its Redway, California location.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases a 27,000 square foot warehouse and administrative facility at 353 Main Avenue in Norwalk, Connecticut. The building is located approximately 45 miles northeast of New York City. This building is owned by a limited liability company of three partners. Its principal member who owns over 90% equity is the Company’s Chairman. A former Director and Officer and a current Director each have a minority interest. The property was purchased and financed independently of the Company.

The Company signed a three year lease, effective May 1, 2008 that holds the Company responsible for payment of taxes, insurance and utilities.

The Company also leases a small space in Redway, California to house the 3 employees allocated to the Music for Little People™ direct-to-consumer and school and library business.

ITEM 3. LEGAL PROCEEDINGS

The Company is occasionally subject to claims and legal proceedings that arise in the ordinary course of its business activities. In the opinion of Management, these claims in the aggregate do not have a material effect on the Company’s financial statements or its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock traded on the OTC Bulletin Board under the symbol “TRDY.OB” until August 14, 2009 when its stock was delisted for failure to file this annual report on a timely basis. After August 14, 2009, the stock was traded on the Pink Sheets.

As of June 30, 2009 the price of the Company’s Common Stock was $0.002 per share. The prices presented were bid quotations, as reported by the OTC Bulletin Board Market, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of March 31, 2009, there were 1,427 common stockholders of record; there were 1,415 as of March 31, 2008.

Since its organization, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors including future earnings, capital requirements, and the financial condition of the Company.

Item 7. Management s Discussion and Analysis of Financial Condition and Results of Operation.

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

The Company maintains allowances for product returns. These allowances are based on historical experience and known factors regarding specific information from customers or a product’s known sell-through performance in the marketplace. If product return rates exceeded the established allowances, additional allowances would be required. For the most recent March Quarter 2009, due to the strained economic environment and downturn in consumer retail spending the Company did not record revenues for the majority of its returnable accounts due to an increased delay in payments from these accounts. Despite previously negotiated terms of sale, many accounts with right of return have delayed payments for goods until they themselves have received payment. Such sales were deemed to be consignment sales and would not be recorded as revenue until payment was made. The Company will review these changes in payments received in future quarters to determine whether it is still necessary to defer these sales, or if market conditions have improved sufficiently to provide for recognizing revenue in accordance with the Company’s historical manner of booking sales upon invoice with an appropriate reserve for product returns.

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

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

Results of Operations

NET SALES.

Overview

Consolidated net sales for the year ended March 31, 2009 were $5,833,843 compared to $5,922,901 for the year ended March 31, 2008, a decrease of $89,058, or 1.5%.

The Company’s profit margin deteriorated from 39.9% in the prior year to 33.7% in the current year, resulting in gross profit for the current year of $1,967,601 compared with gross profit for the prior year of $2,365,093. The Company’s fiscal 2009 net loss was $1,291,602 versus a net loss of $775,255 for the prior year, an increased loss of $515,918. The gross profit decline was due to a change in the sales mix, an increase in warehousing, freight and fulfillment costs associated primarily with the direct-to-consumer business and the economic environment which contributed to a change in consumer buying habits. Additionally, a change in retail and wholesale customer payment habits resulted in a change in the Company’s recognition of revenue. For the March Quarter 2009, sales to many larger returnable accounts were treated as “consignment” sales and, therefore, some revenue for the March quarter for these accounts was not recognized unless payment was later received.

Sales Declines

International mass market distributor sales decreased $482,114 as a result of the deterioration in the South American economy. The Company’s exclusive distributor in Mexico to the rest of South America for Spanish language product cancelled significant orders due to sluggish sales and excessive inventory of previously purchased (non-returnable) product.

Domestic Drug and Supermarket sales declined $265,294 year over year, as a result of an opportunistic sale to a national drug chain that only occurred in fiscal 2008.

Domestic book club sales declined $124,603 in the current year, again, as a result of opportunistic sales made in fiscal 2008 to the country’s largest school book club operator which did not repeat in fiscal 2009.

Canadian book distributor sales decreased $172,535 as a result of a dispute between the Company and the Company’s primary Canadian distributor with regard to return privileges and monies deemed to be owed to the Company. As of August 18, 2009, the Company and its Canadian distributor terminated their relationship on amicable terms. Any monies owing were offset by an agreement not to return any additional product. The Company has appointed a new distributor with a distribution agreement providing for sales on a non-returnable basis for fiscal 2010 and fiscal 2011.

Domestic book distributor direct (display marketers) sales declined $89,706 as a result of a freeze on purchases by a major national display marketer and deteriorating market conditions.

Domestic non-returnable discount retailer sales declined $109,339 as a result of reduced consumer demand and the reluctance by certain retailers to accept the Company’s price increases imposed by cost increases from its Asian printers.

Sales Increases

For the year ended March 31, 2009, several divisions recorded an increase in net sales versus the prior fiscal year. This was primarily attributed to an increase in direct to consumer product sales into Amazon.com and the Music For Little People direct-to-consumer catalog and web sales divisions.

Additionally, a large increase in sales to a major home shopping channel produced sales growth in the returnable direct-to-consumer retailer category as a result of successful testing and roll-outs of book, plush and audio CD product packages. Sales in this channel increased $366,727 in fiscal 2009 over the prior year.

Music For Little People direct response sales increased $576,218 versus the prior year. On March 7 2008, the Company completed its asset purchase of the Music for Little People direct-to-consumer and library business. As a result sales for this channel of trade for fiscal 2008 represent less than one month of sales. Music For Little People internet distributor account sales, through such online retailers as Amazon.com increased $526,764 versus the prior year. As noted above, the fiscal 2008 sales represent sales that took place only in the last 23 days of March. Combined Music for Little People sales to all consumer and education channels were $1,132,910.

Sales to Domestic warehouse club distributors nearly doubled in fiscal 2009 to $130,353 as compared with $68,689 in the prior year. This was a result of the strengthening demand in this channel after a difficult prior year in which the key distributor in this channel filed for bankruptcy protection.

Finally, the Company continues its concerted efforts to manage its inventories. As a result, close out sales for fiscal year 2009 increased $132,919 over fiscal year 2008.

The remaining net change in sales was the result of sales increases and decreases over the rest of the Company’s 42 divisions, including but not limited to domestic close-out accounts, domestic warehouse club distributors, international display marketer sales, and increases in sales were also seen in military bases, international retailers (both trade and mass market) and international trade book distributors.

COST OF SALES.

The Company’s cost of sales for the year ended March 31, 2009 increased $308,004 from $3,557,808 in the prior year to $3,851,554 in the current year, an increase of 8.7%. Cost of sales as a percentage of net sales increased from 60.0% to 66.3% in the current year. The most significant contributor to the increased cost of sales came from the outsourced warehousing, freight and fulfillment costs related to the Music For Little People direct-to-consumer business. Subsequent to year end the Company terminated its arrangement with the applicable fulfillment provider and moved the related fulfillment and warehousing operations to another more competitive service provider. As a percentage of net sales, direct product costs (cost of goods excluding overhead and miscellaneous costs) in aggregate decreased from 42.8% to 41.4% as a result of the high gross margins associated with the direct-to-consumer business sales and the large increase in sales from this sales channel. In addition, in January 2009, the Company instituted an across the board price increase of approximately 10% on its suggested retail prices. This price increase was mandated due to cost increases from product manufacturers in Asia. Because of customer vendor agreements which were locked in for the fiscal year, the Company believes that the full effect of the price increase will not be evident until the completion of fiscal 2010.

GROSS PROFIT.

The resulting gross profit for the year ended March 31, 2009 decreased 16.8% to $1,967,601 versus the prior year’s gross profit of $2,365,093. Gross margin declined from 39.9% in the prior year to 33.7% for the year ended March 31, 2009.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

The Company’s selling, general, and administrative costs increased $162,765 to $3,200,260 from $3,037,495 for the year ended March 31, 2009, an increase of 5.4%.

Increased costs include salaries, amortization expenses and catalog expense and credit card processing fee increases associated with the direct-to-consumer Music for Little People business. Included in the acquisition were four new employees, rent, benefits and other overhead expenses, in addition to larger credit card processing fees associated with the higher volume of direct to consumer orders. These increases were partially offset by decreases in royalty expenses, other outside services and service contracts. Royalty expenses declined 26.7% as a result of the change in mix to non-royalty bearing products, these products largely being sold in through the Music for Little People divisions.

LOSS FROM OPERATIONS.

The resulting loss from operations for the year ended March 31, 2009 was $1,232,659 versus a loss of $672,402 for the prior year. As a percentage of net sales, the loss from operations was 21.1% for the current year versus a loss of 11.4% for the prior year.

OTHER INCOME/EXPENSE.

Total other expense (net) for the year ended March 31, 2009 decreased 42.7% to an expense of $58,943. In December, 2008 the Company recorded a $55,000 debt extinguishment. This debt related to a former joint venture partner that filed for bankruptcy in the Republic of South Africa. A principal shareholder has indemnified the Company against any future claims from this extinguishment.

NET LOSS.

As a result of the items discussed above, the Company’s net loss for the year ended March 31, 2009 was $1,291,602 compared to a net loss of $775,255 for the comparable prior fiscal year.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for the Company on April 1, 2008. The Company did not experience any significant changes due to the adoption of this pronouncement.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us as of January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended March 31, 2009, there were no applicable items on which the fair value option was elected.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company had no acquisitions applicable to SFAS 141R as of March 31, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165 (“SFAS 165”), “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. This pronouncement was not effective for the year end March 31, 2009. The Company plans on adopting this pronouncement in subsequent filings.

On May 1, 2009, the Emerging Issues and Task Force issued EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of EITF 07-05 has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”). This was not applicable to the financials statements as of March 31, 2009.

In June 2009, the FASB issued SFAS 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Liquidity and Capital Resources

	For the years ended March 31,

	2009	2008	Variance	% change

Net assets (deficiency)	$(1,333,071)	$(152,669)	$(1,180,402)	NMF

Working capital (deficiency)	(2,554,236)	(1,328,930)	(1,225,306)	90.2%

Accounts payable and accrued expenses	1,766,359	1,480,379	285,980	19.3

Royalties and commissions payable	554,060	352,398	201,662	57.2

Accounts receivable	1,042,278	1,542,275	(499,997)	(32.4)

The Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to explore alternative financing options other than those from its principal shareholder in the event that cash flow does not materialize in line with current expectations. If additional funding options were not to materialize, the Company would be forced to explore other options including bankruptcy.

Additional working capital would be required to fund new growth opportunities through a strategic acquisition and/or new educational publishing initiatives. It is believed a strategic or private equity investor or even a consolidation with another publisher or new media entity would allow the Company to better position itself for growth by providing working capital for future publishing initiatives. In June 2009, the Company broke off the sale of substantially all its assets to PCS Edventures!.com, Inc by mutual agreement.

The Company continues to suffer from a lack of working capital. At March 31, 2009 the Company had a net asset deficiency of $1,333,071 versus a deficiency at March 31, 2008 of $152,669. Working capital deteriorated $1,225,306 from a deficiency of $1,328,930 at March 31, 2008 to a deficiency of $2,554,236 in the current year. This is primarily a result of additional borrowings from a principal shareholder/officer for working capital needs.

Accounts payable and accrued expenses increased $285,980 versus the prior year from $1,480,379 to $1,766,359 as of March 31, 2009. Royalties and commissions payable increased 57.2% to $554,060 as of March 31, 2009 versus $352,398 the prior year.

Accounts receivable decreased $499,997 from $1,542,275 to $1,042,278.

As of July 14, 2009, the balance on the Company’s revolving line of credit was $807,706 out of $850,000 available. As of March 31, 2008 the balance on the Company’s revolving line of credit was $764,000 out of $850,000 available to the Company. The line of credit matured August 25, 2009. An extension for repayment of the balance is currently being negotiated.

As of September 18, 2009 the Company’s backlog was approximately $2,175,000.

In the quarter ended September 30, 2008, the Company received an additional $106,800 in short-term notes from its principal shareholder (William W. Burnham, Chairman of the Board). The notes are demand notes.

In the quarter ended December 31, 2008 the Company received an additional $103,829 in short-term notes from this principal shareholder. These notes are demand notes.

The terms of these notes can be found in Note 5 to the financial statements.

Item 8. Financial Statements

Trudy Corporation

Financial Report

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trudy Corporation
Norwalk, CT 06851

We have audited the accompanying balance sheet of Trudy Corporation (the “Company”) as of March 31, 2009, and the related statement of operations, shareholders’ deficit and cash flows for the year ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Trudy Corporation as of March 31, 2008 and for the year then ended, were audited by other auditors whose report dated July 14, 2008 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation as of March 31, 2009 and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
September 29, 2009

Report of Independent Registered Public Accounting Firm

To The Shareholders
Trudy Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheet of Trudy Corporation as of March 31, 2008, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation at March 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dworken, Hillman, LaMorte & Sterczala, P.C.

July 14, 2008
Shelton, Connecticut

Trudy Corporation
Balance Sheets
March 31, 2009 & 2008

	2009	2008

Assets

Current assets
Cash and cash equivalents	$122,739	$21,256
Accounts receivable, net	1,042,278	1,542,275
Inventory, net	1,649,476	1,523,967
Prepaid expenses and other current assets	172,827	161,921

Total current assets	2,987,320	3,249,419

Equipment, net	84,792	65,341
Royalty advances, net	264,820	138,838
Prepublication costs and other assets, net	484,645	522,082
Intangible Assets, net	386,908	450,000

Total Other assets	1,221,165	1,176,261

Total assets	$4,208,485	$4,425,680

Current liabilities
Notes payable - Bank	1,045,947	1,649,581
Notes payable - Related parties	1,894,959	1,061,991
Accounts payable and accrued expenses	1,766,359	1,480,379
Deferred Revenue	280,231	34,000
Royalties and commissions payable	554,060	352,398

Total Current liabilities	5,541,556	4,578,349

Total liabilities	5,541,556	4,578,349

Commitments	—	—

Shareholders’ deficit
Common stock - par value 850,000,000 shares authorized 700,862,912 and 641,307,356 issued and outstanding at March 31, 2009 & 2008, respectively $.0001 par value per share	70,087	64,131
Paid-in capital	7,140,750	7,035,506
Accumulated deficit	(8,543,908)	(7,252,306)

Total shareholders’ deficit	(1,333,071)	(152,669)

Total liabilities and shareholders’ deficit	$4,208,485	$4,425,680

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation
Statements of Operations
For the Twelve Month Periods Ended March 31, 2009 & March 31, 2008

	Twelve Month Period Ended March 31,

	2009	2008

Net Sales	$5,833,843	$5,922,901
Cost of sales	3,866,242	3,557,808

Gross profit	1,967,601	2,365,093

Operating expenses:
Selling, general and administrative	3,200,260	3,037,495

Loss from operations	(1,232,659)	(672,402)

Interest, net	(127,867)	(125,979)
Other income, net	68,924	23,126

Total other expense, net	(58,943)	(102,853)

Net loss	$(1,291,602)	$(775,255)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	647,853,475	616,790,990

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation
Changes in Shareholders’ Deficit
Years ended March 31, 2009 & 2008

			Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

Balance at March 31, 2007	612,566,330	$61,257	$6,931,881	$(6,477,051)	$516,087

Stock-based salary expense	1,100,000	110	1,990	—	2,100

Board Compensation	2,000,000	200	4,200	—	4,400

Stock issued for acquisition of assets	25,641,026	2,564	97,435		99,999

Net loss				(775,255)	(775,255)

Balance at March 31, 2008	641,307,356	$64,131	$7,035,506	$(7,252,306)	$(152,669)

Stock-based Compensation	4,000,000	400	10,800	—	11,200

Shares issued in acquisition	55,555,556	5,556	94,444	—	100,000

Net loss				(1,291,602)	(1,291,602)

Balance at March 31, 2009	700,862,912	$70,087	$7,140,750	$(8,543,908)	$(1,333,071)

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation and Subsidiary
Statements of Cash Flows

	For the Twelve Months Ended March 31,

	2009	2008

	(Audited)	(Audited)
Cash Flows From Operating Activities
Net loss	$(1,291,602)	$(775,255)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	19,288	16,693
Amortization of pre-publication costs and royalties	281,091	361,036
Amortization of intangible assets	63,092	—
Provision for losses on accounts receivable	25,000	800
Provision for promotional allowance	(7,000)	(6,500)
Provision for slow moving inventory	(20,334)	(45,000)
Provision for sales returns	(691,687)	221,887
Stock-based board compensation	10,080	4,400
Gain in extinguishment of debt	(55,000)	—
Consulting fee	—	54,688
Stock-based salary expense	1,120	2,100

Changes in operating assets and liabilities:
Change in accounts receivable	1,173,684	(108,217)
Change in inventories	(105,175)	82,844
Increase in prepaid expenses and other current assets	(10,906)	(43,720)
Change in accounts payable and accrued expenses	422,450	(7,109)
Increase in deferred revenue	246,231	34,000
Decrease in royalties and commissions payable	201,662	(121,749)

Net cash (used) / provided by operating activities	261,994	(329,102)

Investing activities:
Purchases of property and equipment	(2,209)	(27,589)
Pre-publication and royalty advances	(369,636)	(291,614)
Purchase of intangible assets	—	(350,000)

Net cash used in investing activities	(371,845)	(669,203)

Financing activities:
Borrowing on debt	1,062,448	257,000
Repayments of debt	(976,544)	(29,459)
Proceeds from related party debt	189,454	786,267
Repayments of related party debt	(64,024)	—

Net cash provided by financing activities	211,334	1,013,808

Net increase in cash and cash equivalents	101,483	15,503
Cash and cash equivalents at beginning of period	21,256	5,753

Cash and cash equivalents at end of period	$122,738	$21,256

Supplemental Cash Flow Information:

Cash paid for interest	$126,604	$103,917
Cash paid for income taxes	$—	$—

Non-cash investing & financing activities:
Shares issued for acquisition	100,000	100,000
Purchase of fixed assets with related party note	18,000	—
Capital lease addition	18,530	—

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation
Notes To Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Trudy Corporation (hereinafter referred to as the ‘Company’), publishes children’s books and audiobooks and designs, manufactures and markets plush stuffed animals and selected musical instruments and audio players for sale to domestic and international retail and wholesale customers. The Company’s products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints, Music for Little People and Fetching Books.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2009 and 2008, respectively.

Credit Risk

The Company transacts business on a credit basis with its customers. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks. The Company also obtains credit insurance on customers when it is deemed warranted. As of March 31, 2009 and 2008 the Company had allowances for bad debt of $100,000 and $75,000, respectively.

The Company also carries an allowance for promotional or cooperative advertising where the Company agrees to pay for a portion of ads run by a merchandiser in order to promote sales of the Company’s products that are in, or soon will be, in the stores. As of March 31, 3009 and 2008 the Company had allowances for promotional and coop advertising of $23,000 and $30,000, respectively.

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company reviews its inventory for obsolescence and provides for obsolescence when the inventory is deemed to be unsaleable over a reasonable time.

Market value is determined by the sales price that the Company would expect to receive to liquidate quantities of inventory. Valuation reserves are estimated based on quantities on hand, historical and forecasted sales. As of March 31, 2009 and 2008, the Company had allowances for inventory obsolescence of $264,991 and $275,000, respectively.

Equipment

Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from three to ten years for machinery and equipment, and furniture and fixtures, and from one to three years for computer software and hardware.

Pre-Publication Costs

Pre-publication costs are title development costs including but not limited to authors, illustrators and other artists, narration, audio production, and studio time for recording and mixing final audio products. These costs are capitalized through the date of publication. At the date of publication the costs begin amortization on an accelerated method over their expected revenue generating lives. The accelerated method is based on historical and future expected sales.

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

Revenue

Revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.”

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, the price is considered fixed and/or determinable, and collection is reasonably assured. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, based on historical experience. Returned product is resold when possible. Historically, a portion of returned product is deemed unsaleable and is destroyed.

For the most recent March Quarter 2009, due to the strained economic environment and downturn in consumer retail spending the Company did not record revenues for the majority of its returnable accounts due to an increased reluctance for these accounts to pay on invoices when they came due. Such sales were deemed to be consignment sales and would not be recorded as revenue until payment was made. The Company will review this change in collection in future quarters to determine whether market conditions have improved sufficiently to necessitate a return to the historical method of booking sales upon invoice with an appropriate reserve for product returns.

Royalties

The Company records royalty revenue as earned and provides for its royalty expense at the time the royalty income is recorded. Royalty advances are recorded as earned when such advances represent a nonrefundable guarantee and there are no obligations to perform services. Advance royalty payments are recorded as expense when such advance represents a nonrefundable guarantee. The Company periodically assessed advances as to whether they will be recoverable during the term of the contract. Any portion of advances that appear not to be recoverable from future royalties are charged to expense.

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

Due to changes in the Company’s business, effective December 31, 2006, royalty revenue is presented as a component of net sales. All periods presented conform with this presentation.

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

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” (Statement 128). Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed using the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities, if any, using the if-converted method. There were no dilutive securities for the fiscal year ended March 31, 2009.

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

Advertising

Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed twelve months from the publication date. The Company provides cooperative advertising allowances to certain customers. These allowances are accounted for in accordance with the requirements of Emerging Issues Task Force Statement No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”.

Advertising expense related to catalogs and brochures was $141,411 and $32,136 for the years ended March 31, 2009 and 2008, respectively.

Other advertising expense was $43,723 and $1,435 for the years ended March 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

In February of 2007 the Financial Accounting Standards Board issued FASB Statement No. 157 Fair Value Measurement at inception. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no instruments in which SFAS 157 was applied to as of March 31, 2009.

	Level 1	Level 2	Level 3	Total Gains (Losses)
	$—	$—	$—	$—

Total	$—	$—	$—	$—

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us as of January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended March 31, 2009, there were no applicable items on which the fair value option was elected.

The Company has the following financial instruments: cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximate their fair value based on the liquidity of these financial instruments or based on their short-term nature.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company had no acquisitions applicable to SFAS 141R as of March 31, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165 (“SFAS 165”), “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. This pronouncement was not effective for the year end March 31, 2009. The Company plans on adopting this pronouncement in subsequent filings.

On May 1, 2009, the Emerging Issues Task Force issued EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-05 has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”). This was not applicable to the financials statements as of March 31, 2009.

In June 2009, the FASB issued SFAS 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Goodwill and Other Intangibles

The Company tests its intangible assets for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrant such testing. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the fair value of the goodwill, an adjustment to the carrying value of goodwill is required. See Note 5 for further discussion on other intangible assets impairment.

Intangible Assets related to Music for Little People are amortized on a straight line basis over their estimated useful lives. Useful lives range between five and ten years and are based on the terms of the agreements in place. Intangibles were evaluated for impairment on accordance with FAS 142.

Shipping and Handling Fees and Costs

The Company records amounts billed to customers for shipping and handling and related costs incurred for shipping and handling as components of “Product revenues” and “Cost of product revenues” respectively.

Going Concern

The Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to explore alternative financing options other than those from its principal shareholder in the event that cash flow does not materialize in line with current expectations. If additional funding options were not to materialize, the Company would be forced to explore other options including bankruptcy.

2. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2009	March 31, 2008

Accounts receivable	$1,165,278	$2,338,962
Reserves and allowances	(123,000)	(796,687)

Total	$1,042,278	$1,542,275

3. Inventories

Inventories consist of the following:

	March 31, 2009	March 31, 2008

Raw Materials	$44,066	$35,726
Finished Goods	1,870,401	1,763,241
Reserve for Obsolescence	(264,991)	(275,000)

Total	$1,649,476	$1,523,967

4. Equipment

Equipment consists of the following:

	March 31, 2009	March 31, 2008

Machinery, equipment and dies	$26,510	$8,510
Capital lease	18,530	0
Furniture and fixtures	36,595	36,595
Computer software and hardware	61,324	60,615
Leasehold improvements	3,090	1,590
Trade show booth items	39,520	39,520
Accumulated depreciation	(100,777)	(81,489)

Total	$84,792	$65,341

Depreciation expense for the years ended March 31, 2009 and 2008 was $19,288 and 16,693, respectively.

5. Intangibles

Intangible assets purchased in March 2008 consist of the following:

	March 31, 2009	March 31, 2008

Trademarks	$75,000	$75,000
Customer lists	96,000	96,000
Licensing agreements	80,000	80,000
Websites	158,551	158,551
Images, tooling, digital files, etc	40,449	40,449
Accumulated depreciation	(63,092)	0

Total	$386,908	$450,000

An impairment analysis was performed in the current fiscal year and no assets were impaired as a result.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2009	March 31, 2008

Accounts payable	$1,681,645	1,284,014
Accrued payroll and sales taxes	50,223	37,643
Other	34,491	158,722

Total	$1,766,359	$1,480,379

7. Deferred Revenue

Deferred Revenue had the following balances:

	March 31, 2009	March 31, 2008

Customer 1	$74,165	$0
Customer 2	206,066	0
Customer 3	0	34,000

Total	$280,231	$34,000

The Company accepts orders from certain international accounts on a non-returnable, non-cancellable basis. The company records these orders as receivables at the time the order contract is executed and later classifies the orders as sales once the product ships.

8. Royalties & Commissions Payable

Royalties & Commissions Payable consist of the following:

	March 31, 2009	March 31, 2008

Royalties	$459,477	$287,574
Commissions	94,583	64,824

Total	$554,060	$352,398

Royalties and commissions are both paid at varying percentages of either sales or net sales, depending on the contract.

Royalties are paid to licensors such as Disney and the Smithsonian. Commissions are paid to the Company’s approximately 100 independent sales representatives.

9. Notes Payable, Bank and Related Parties

Notes payable, banks and related parties includes the following:

	March 31, 2009	March 31, 2008

A revolving line of credit totaling $850,000 due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%, though not to be less than 6.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board). The line of credit matured 08/25/09. An extension of this note is currently being negotiated.	$814,706	715,206

Note payable, bank, due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board). (Subsequent to the 2008 fiscal year end, Mr. Burnham paid off this note and replaced it with a note with interest payable monthly at Libor plus 1.25%).	0	100,000

Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%.	1,894,959	1,648,329

Note payable, affiliate, payable in monthly installments of $1,252. The note is unsecured.	0	1,252

Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. The note is secured by all assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board). This note matured 09/05/09 and an extension is currently being negotiated.	231,241	246,785

Total	$2,940,906	$2,711,572

10. Concentrations and Credit Risk

(a) Sales

			Balance in accounts Receivable as of March 31, 2009
	Percentage of net sales for 12 months ended March 31,
	2009	2008

Customer 1	6.4%	10.8%	1.7%

As shown in the above table, for the twelve month period ended March 31, 2009, revenues from no clients represented more than 7.0% of total revenues. As of March 31, 2008, 10.8% of the Company’s revenue was from one client. All other individual customers comprised less than 10% of total sales for the year ended March 31, 2009. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk though it does pursue credit insurance on the larger accounts.

	Percentage of Accounts Receivable (net) as of March 31,

	2009	2008

Customer 1	32.7%	16.2%
Customer 2	13.1%	0.0%

Total	45.8%	16.2%

All other individual customers comprised less than 10% of total accounts receivable (net) for the year ended March 31, 2009.

(b) Cost of Sales

Product Type	Number of Vendors used	Total Purchases

Book purchases	12	$1,377,628
CD purchases	10	239,473
Toy purchases	88	653,262

The Company produces its products by sub-contracting with independent printing plants and toy factories located in Asia and throughout the United States. In the fiscal year ended March 31, 2009, the company purchased 94% of its books from three vendors in China and one print broker in the U.S. The Company has other qualified sources of supply from which it has purchased in the past.

			Balance in accounts Payable as of March 31, 2009
	Percentage of cost of sales for 12 months ended March 31,
	2009	2008

Vendor 1	14.5%	2.7%	15.1%
Vendor 2	10.2%	20.9%	12.6

Total	24.7%	23.6%	27.7%

As mentioned above, books are also purchased from a U.S. broker, which subcontracts production to various printers in Asia. These manufacturers can also perform certain other functions such as the labeling and packaging of product for volume shipments directly to specific customers. Audio cassettes are duplicated locally in the United States and CDs are primarily duplicated in China although domestic duplication is available. The Company believes that production could quickly be transferred to other vendors in China or other countries if production were not available from its current vendors or if more favorable pricing became available elsewhere.

11. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities, which are controlled by these individuals, collectively “related parties”. The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $116,998 and $95,521 for the twelve months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company has borrowings from related parties of $1,894,959. Interest to related parties totaled $67,686 and $47,718 for the twelve months ended March 31, 2009 and 2008, respectively. Repayments to related parties totaled $64,042 for the twelve months ended March 31, 2009.

Guarantor fees for Mr. Burnham for the year ended March 31, 2009 were $12,613.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company’s investment banking advisor. Delta Capital Group received fees in the amount of $3,000 and $14,470 from the Company in fiscal years 2009 and 2008, respectively.

12. Income Taxes

The components of income tax (benefit) are as follows:

2009

Net operating loss carryforward from prior years	4,022,912
Operating loss for current year	1,236,794

Total net operating loss carryforward	5,259,706
Effective tax rate applied	35%

Gross deferred tax asset	1,840,897
Valuation allowance	(1,840,897)

Net deferred tax asset	—

The deferred tax asset represents expected future tax savings resulting from the Company’s reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of March 31, 2009, the Company has a net operating loss carryforward in excess of $4.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

13. Stock-Based Compensation

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and Directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management’s sole discretion. As of March 31, 2009, 11,000,000 shares have been awarded to employees and Directors.

During fiscal 2009 the Company granted an aggregate of 4,000,000 shares to certain employees and Directors for their respective services rendered to the Company. The shares were valued at either $0.003/share or the closing price of the Company’s Common Stock as reported by the OTC Bulletin Board on November 11, 2008. The value of these grants was $11,200.

14. Benefit Plan

The Company has adopted a 401(k) Retirement Plan, which is available to substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent of total employee contributions up to a maximum of 3 percent of the individual employee salary. The Company made approximately $28,733 and $27,749 in matching contributions to the Plan in 2009, and 2008, respectively. Matching contributions increased as a result of increased plan participation and an increase in individual contributions.

15. Supplemental Disclosure of Cash Flow information

(a) Schedule of non-cash financing activities

On March 7, 2008 the Company purchased certain assets from the children’s audio publisher, Musical Kidz LLC, pertaining to its mail-order and ecommerce divisions. Musical Kidz is the publisher of children’s music distributed on the record label, Music for Little People (MFLP).

Consideration for the transaction included $200,000 in the Company’s authorized but unissued Common Stock. $100,000 in authorized but unissued Trudy Common Stock, resulted in an issuance of 25,641,026shares of the Company common stock on March 7, 2008. The additional $100,000 in common stock was issued on March 7, 2009 and resulted in an issuance of 55,555,556 shares of the Company common stock.

In fiscal 2009 the Company recorded a capital lease obligation with a five year life. Equal payments are made on a monthly basis. The capital lease asset and obligation were recorded at the present value of future payments. The asset is being amortized on a straight line basis over the life of the lease.

16. Commitments

(a) Commitments

The Company leases its building and certain equipment under a non-cancelable short-term operating lease from a limited liability company owned by the Company’s Chairman and a principal shareholder, a current Board member, and a former Director and Officer. Other items are also leased under non-cancelable operating leases from third parties.

The Company has subleased part of its warehouse space at a rental of $1,700 per month expiring in June 2012.

Future minimum payments and sublease receivables under non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2009:

Period	Lease	Sublease

2010	$101,316	$20,200
2011	14,742	20,400
2012	855	0
2013	0	0
2014	0	0

Total minimum lease payments	$116,913	$40,600

The Company recognizes rent expense on a straight line basis over the life of the lease. Rent expense totaled $116,998 and $95,521 for the twelve months ended March 31, 2009 and 2008, respectively.

In fiscal 2009 the Company recorded a capital lease obligation with a five year life. Equal payments are made on a monthly basis. The capital lease asset and obligation were recorded at the present value of future payments. The asset is being amortized on a straight line basis over the life of the lease.

(b) Royalties

The Company has executed multi-year licensing deals with Disney Licensed Publishing, Sesame Workshop and WGBH. Each license requires royalties to be paid on a quarterly basis based on recorded sales.

(c) Contingencies

As of March 31, 2009 the Company maintained a letter of credit of $500,000 related to the Disney license guaranteed by the Chairman of the Company. The $500,000 letter of credit expired on June 15, 2009. The Company operated under a contract extension through June, 2009 and a renewal is in negotiation.

The Company is occasionally subject to claims and legal proceedings that arise in the ordinary course of its business activities. In the opinion of Management, these claims in the aggregate do not have a material effect on the Company’s financial statements or its business operations.

17. Business Combination

On March 7, 2008 the Company acquired the operating segment Music For Little People from Musical Kidz, Inc. (“MFLP”) for consideration including cash, stock, and contingent payments based on future earnings which is described in detail below. MFLP is an award winning catalog and e-commerce website (musicforlittlepeople.com) directed to the consumer and educational market and includes complementary third party products.

This purchase has been accounted for as a business purchase pursuant to SFAS 141. We have evaluated this transaction and believe that the historical cost of the tangible assets acquired approximated fair market value given the current nature of the assets acquired. The fair value of the intangible assets was calculated using a discounted cash flow model of the expected net cash flows from these assets over the next five years. These assets will be amortized over their determined life, being the length of the current contract in effect as at the day of the acquisition. The useful lives rage from five to ten years. The purchase also included an earn-out payment provision for each of the fiscal years ending March 31, 2009, 2010 and 2011 for Musical Kidz if certain net income goals were met from the business being purchased. For the fiscal year ended March 31, 2009 the net income goals were not achieved so no earn out was recorded.

The Company was required to issue $100,000 of Trudy Common Stock on the acquisition date, and $100,000 of Trudy Common Stock one year after the acquisition date. The Company issued 25,641,026 shares of Common Stock on the acquisition date, and 55,555,556 shares one year after the acquisition date. The shares issued at closing were calculated using the average price per share on the fifteen (15) days prior to the March 7, 2008 closing. The additional $100,000 of shares issued on the first year’s anniversary of the transaction’s closing, March 7, 2009, were valued at the average closing price per share for the ten (10) trading days preceding the date of issuance. Financing for the acquisition came from a loan from Trudy’s principal shareholder.

The breakdown of the purchase price is as follows:

Cash	$350,000
Common stock provided on acquisition	100,000
Common stock provided one year anniversary	100,000

Total consideration paid	$550,000

The fair value of the net assets acquired is recorded as follows:

Inventory	$100,000
Trademarks	75,000
Customer lists	96,000
Licensing agreements	80,000
Websites	158,551
Images, tooling, digital files, etc	40,449

Total net assets acquired	$550,000

18. Subsequent Events

Delinquent Filing & Market for Company’s Common Stock

This Annual Report on Form 10-K was due to be filed no later than July 14, 2009 with the SEC. The Company was not able to meet that deadline and as a result, on August 15, 2009 the Company’s common stock was delisted from the OTC Bulletin Board for failure to file this annual report on a timely basis. Further, the Company’s 10Q for the quarter ended June 30, 2009 has not yet been filed. It is Management’s intention to bring its filing status current and relist the Company’s common stock on the OTC Bulletin Board.

Subsequent to fiscal year end the Company borrowed an additional $490,493 from the Company’s principal shareholder/officer.

On June 8, 2009 the Company and PCS jointly announced that the two companies have terminated discussions for PCS to acquire substantially all of the assets and assume certain liabilities of Trudy Corporation.

Item 9(a). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the Company’s critical disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that evaluation, Management identified the following weaknesses:

(i)

As of March 31, 2009, the Company does not have adequate office and financial staffing in place to effectively control the level of transaction activity and consistently address the complex accounting matters that arise.

(ii)	A principal shareholder and Director of the Company who is involved in certain functions of the daily operations of the Company, could in theory override normal operating procedures.

(iii)	The Company currently does not have an Audit Committee.

Given the above identified matters, Management believes that disclosure controls and procedures are not effective. Further, even with proper oversight and controls, Management does not expect that our disclosure controls and procedures or our internal controls will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls. Based on our evaluation, Management concluded that our internal controls over financial reporting were not effective as of March 31, 2009 with certain deficiencies noted previously.

(c) Changes in Internal Control Over Financial Reporting.

The Company’s existing internal controls over financial reporting rely upon certain minimum staffing levels which were not maintained in the year ended March 31, 2009 or subsequent to year end.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act

Set forth below are the names and ages of all the directors and the executive officers of the Registrant and the positions and offices held by such persons as of June 30, 2008:

Name	Age	Position

Mr. William W. Burnham	67	Chairman of the Board, Director of Corporate Development, Director

Ms. Ashley C. Andersen Zantop	36	Chief Executive Officer, President, Publisher, Director

Mr. Hakim Bangash	39	Director

Mrs. Alice B. Burnham	61	Director

Mr. Fred M. Filoon	66	Director

Mr. Bradford Mead	57	Director

Mr. William Sondheim	47	Director

Ms. Patty Sullivan	51	Director

Mr. Fell C. Herdeg	39	Officer

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

Ashley C. Andersen Zantop joined the Company in March of 2000 as Associate Publisher and was promoted to Executive Vice President and Publisher in September 2002. She has been a member of the Board since June 2002. In August, 2005 the Board of Directors promoted Ashley C. Andersen Zantop to President, Chief Executive Officer and Publisher. In June 2006, Ms. Andersen Zantop was appointed Acting Chief Financial Officer by the Board of Directors. Ms. Andersen Zantop began her career in publishing in 1989 with Plymouth Press, Vergennes, VT and worked in the field for several years as an editor, graphic artist and art director. Ms. Andersen Zantop is a graduate of the University of Michigan School of Literature, Science and the Arts and the University of Michigan School of Education.

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

Brad Mead is the President of Delta Capital Group, a New England investment banking firm dealing with companies doing less than $50 million in sales. Mr. Mead founded Delta Capital Group in 1993 after selling his founding share of Baron Capital Group, a nationwide consulting and hospitality real estate firm he founded in 1984. Prior to Baron, Mr. Mead was Director of International Commercial Programs for the Grumman Aerospace Corporation in Bethpage, New York. Mr. Mead is a graduate of The Wharton School of The University of Pennsylvania.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. In fiscal year 2009 all Directors and Officers were granted shares of the Company’s common stock (see Executive Compensation and Compensation of Directors below). To the Company’s knowledge none of these people have filed Form 4s. Pursuant to the terms of purchase of Musical Kidz, LLC, on March 7, 2009 Musical Kidz received additional shares which resulted in total common stock ownership of greater than 10%. To the Company’s knowledge no Form 3 has been filed.

Item 11. Executive Compensation

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of our fiscal year ended March 31, 2009; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of our fiscal year ended March 31, 2009, collectively referred to herein as our named executive officers, for our fiscal years ended March 31, 2009 and 2008, are set forth in the following summary compensation table, except that no disclosure is provided for any named executive officer whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ashley C. Andersen, Zantop, President, Chief Executive Officer	2009	152,880	0	600	0	0	0	0	153,480
	2008	150,584	0	400	0	0	0	0	150,984

Mr. Fell C. Herdeg, Chief Financial Officer, Vice President	2009	120,026	0	300	0	0	0	0	120,326
	2008	112,032	0	400	0	0	0	0	112,432

Employment of Named Executive Officers

The Company has not entered into any employment agreements and there are no compensatory plans or arrangements with respect to the employment of Ms. Andersen Zantop or any other employee resulting from his or her resignation, retirement or other termination of employment or from a change of control.

Outstanding Stock Options and Equity Awards at Fiscal Year-End

As of March 31, 2009, there were no outstanding unexercised options for stock and there were no equity incentive plan awards for our named executive officers.

Options Grants in the Year Ended March 31, 2009

None.

Aggregated Options Exercised in the Year Ended March 31, 2009 and Year End Option Values

None.

Repricing of Options

None.

Compensation of Directors

Directors are paid with stock grants that are awarded periodically. In fiscal year 2009 the Directors were granted the below listed number of shares of the Company’s common stock:

Director Compensation

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings	All Other Compensation ($)	Total ($)

Ms. Ashley C. Andersen Zantop	0	600	0	0	0	0	600

Mr. Hakim Bangash	0	3,600	0	0	0	0	600

Mrs. Alice Burnham	0	600	0	0	0	0	600

Mr. William Burnham	0	600	0	0	0	0	600

Mr. Fred Filoon	0	600	0	0	0	0	600

Mr. Bradford Mead	0	600	0	0	0	0	600

Ms. Patty Sullivan	0	600	0	0	0	0	600

Mr. William Sondheim	0	3,600	0	0	0	0	3,600

Stock Grants

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management’s discretion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2009, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

Name	Common Stock Beneficially Owned(1)	Percent of Class

William W. Burnham(2)(3)	187,584,467	41.6%

Ashley C. Andersen Zantop (3)	33,673,808	7.4%

H. Kim Bangash(3)	1,200,000.3%

Alice B. Burnham(2)(3)	129,503,806	28.8%

Fred M. Filoon (3)	14,850,000	3.3%

Brad Mead (3)	1,600,000.4%

William Sondheim (3)	1,200,000.3%

Patty Sullivan (3)	2,284,000	0.5%

Musical Kidz, LLC(1)	77,289,987	17.1%

Fell Herdeg	1,300,000	0.3%

All Directors, Officers and 10% shareholders (10 entities)	450,486,068	100.0%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $116,998 and $95,521 for the twelve months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company has borrowings from related parties of 1,894,959. The terms of these notes can be found in Note 5 to the financial statements. Interest to related parties totaled $67,686 and $47,718 for the twelve months ended March 31, 2009 and 2008, respectively. Repayments to related parties totaled $62,042 for the twelve months ended March 31, 2009.

Guarantor fees paid or accrued and yet to be paid to Mr. Burnham for the year ended March 31, 2008 were $12,613.

On June 19, 2006 Mr. Bradford Mead was elected to the Board of Directors. Mr. Mead is the President of Delta Capital Group, Inc, the Company’s investment banking advisor. Delta Capital Group received fees in the amount of $3,000 and $14,470 from the Company in fiscal years 2009 and 2008, respectively.

Item 14. Principal Accountant Fees and Services

	2009	2008

Audit fees	$83,000	$78,200
Audit related fees	0	0
Tax fees	6,000	5,000
All other fees	—	—

Total fees	$89,000	$83,200

The Company currently does not have an Audit Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

(b) Reports on Form 8-K

1.	Item 7.01 Regulation FD Disclosure.

In a press release dated February 4, 2009, Trudy and PCS Edventures!.com, Inc. (“PCS”), an Idaho corporation, announced a Letter of Intent for the acquisition by PCS of substantially all the assets of Trudy.

Item 8.01 Other Events

The Registrant and PCS jointly announced that the two companies have entered into a Letter of Intent providing for the PCS to acquire substantially all of the assets and assume certain liabilities of Trudy. A copy of the Letter of Intent was attached as Exhibit 99.2.

2.	Item 4.01 Changes in Registrant’s Certifying Accountant

On April 6, 2009, Trudy Corporation (the “Company”) notified Dworken, Hillman, LaMorte & Sterczala (DHL&S) they had been dismissed as the Company’s auditor. The dismissal was approved by the Board of Directors.

DHL&S audited the financial statements for the fiscal years ended March 31, 2007 and 2008. Except as described below, the audit reports of DHL&S on the financial statements of the Company for the fiscal years ended March 31, 2007 and 2008 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. DHL&S’s 2008 audit report relating to the audit of the Company’s financial statements for the fiscal year ended March 31, 2008 included an emphasis paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

The Company has engaged M&K CPAS, PLLC. (“MKA”) to assume the role of its new certifying accountant. The decision to engage MKA was approved by the Board of Directors.

3.	Item 7.01 Regulation FD Disclosure.

In a Press Release dated June 8, 2009, the Company and PCS Edventures!.com, Inc. (“PCS”), an Idaho corporation, announced that the two companies have terminated discussions for PCS to acquire substantially all of the assets and assume certain liabilities of Trudy Corporation.

Item 8.01 Other Events

The Registrant and PCS jointly announced that the two companies have terminated discussions for PCS to acquire substantially all of the assets and assume certain liabilities of Trudy Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUDY CORPORATION
(Registrant)

By:	/s/ William W. Burnham

William W. Burnham, Chairman of the Board

Dated: September 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Burnham	Chairman of the Board	September 29, 2008

William W. Burnham	Director of Corporate Development

/s/ Ashley C. Andersen Zantop	Chief Executive Officer, President,	September 29, 2008

Ashley C. Andersen Zantop

/s/ Hakim Bangash	Director	September 29, 2008

Hakim Bangash

/s/ Alice B. Burnham	Director	September 29, 2008

Alice B. Burnham

/s/ Fred M. Filoon	Director	September 29, 2008

Fred M. Filoon

/s/ Bradford Mead	Director	September 29, 2008

Brad Mead

/s/ William Sondheim	Director	September 29, 2008

William Sondheim

/s/ Patty Sullivan	Director	September 29, 2008

Patty Sullivan