Form 10-K/A
period 2009-03-31
TRUDY CORP
filed 2009-09-30
CIK 815098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Yes ☐   No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10-K/A or any amendment to this FORM 10-K/A.
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

The Company is filing this amended 10-K/A as a result of typographical errors in the original filing.

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

Segments

The Company sells its products in approximately 50 different channels of trade, both domestically and internationally to, on average, more than 40,000 customers. For further information please refer Management’s Discussion and Analysis in this FORM 10-K/A.

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

COST OF SALES.

The Company’s cost of sales for the year ended March 31, 2009 increased $308,434 from $3,557,808 in the prior year to $3,866,242 in the current year, an increase of 8.7%. Cost of sales as a percentage of net sales increased from 60.0% to 66.3% in the current year. The most significant contributor to the increased cost of sales came from the outsourced warehousing, freight and fulfillment costs related to the Music For Little People direct-to-consumer business. Subsequent to year end the Company terminated its arrangement with the applicable fulfillment provider and moved the related fulfillment and warehousing operations to another more competitive service provider. As a percentage of net sales, direct product costs (cost of goods excluding overhead and miscellaneous costs) in aggregate decreased from 42.8% to 41.4% as a result of the high gross margins associated with the direct-to-consumer business sales and the large increase in sales from this sales channel. In addition, in January 2009, the Company instituted an across the board price increase of approximately 10% on its suggested retail prices. This price increase was mandated due to cost increases from product manufacturers in Asia. Because of customer vendor agreements which were locked in for the fiscal year, the Company believes that the full effect of the price increase will not be evident until the completion of fiscal 2010.

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

Liquidity and Capital Resources

	For the years ended March 31,

	2009	2008	Variance	% change

Net assets (deficiency)	$(1,333,071)	$(152,669)	$(1,180,402)	NMF

Working capital (deficiency)	(2,554,236)	(1,328,930)	(1,225,306)	92.2%

Accounts payable and accrued expenses	1,766,359	1,480,379	285,980	19.3

Royalties and commissions payable	554,060	352,398	201,662	57.2

Accounts receivable	1,042,278	1,542,275	(499,997)	(32.4)

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
September 30, 2009

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

Trudy Corporation and Subsidiary
Statements of Cash Flows

	For the Twelve Months Ended March 31,

	2009	2008

	(Audited)	(Audited)
Cash Flows From Operating Activities
Net loss	$(1,291,602)	$(775,255)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	19,288	16,693
Amortization of pre-publication costs and royalties	281,091	361,036
Amortization of intangible assets	63,092	—
Provision for losses on accounts receivable	25,000	800
Provision for promotional allowance	(7,000)	(6,500)
Provision for slow moving inventory	(20,334)	(45,000)
Provision for sales returns	(691,687)	221,887
Stock-based board compensation	10,080	4,400
Gain in extinguishment of debt	(55,000)	—
Consulting fee	—	54,688
Stock-based salary expense	1,120	2,100

Changes in operating assets and liabilities:
Change in accounts receivable	1,173,684	(108,217)
Change in inventories	(105,175)	82,844
Increase in prepaid expenses and other current assets	(10,906)	(43,720)
Change in accounts payable and accrued expenses	422,450	(7,109)
Increase in deferred revenue	246,231	34,000
Decrease in royalties and commissions payable	201,662	(121,749)

Net cash (used) / provided by operating activities	261,994	(329,102)

Investing activities:
Purchases of property and equipment	(2,209)	(27,589)
Pre-publication and royalty advances	(369,636)	(291,614)
Purchase of intangible assets	—	(350,000)

Net cash used in investing activities	(371,845)	(669,203)

Financing activities:
Borrowing on debt	1,062,448	257,000
Repayments of debt	(976,544)	(29,459)
Proceeds from related party debt	189,454	786,267
Repayments of related party debt	(64,024)	—

Net cash provided by financing activities	211,334	1,013,808

Net increase in cash and cash equivalents	101,483	15,503
Cash and cash equivalents at beginning of period	21,256	5,753

Cash and cash equivalents at end of period	$122,739	$21,256

Supplemental Cash Flow Information:

Cash paid for interest	$126,604	$103,917
Cash paid for income taxes	$—	$—

Non-cash investing & financing activities:
Shares issued for acquisition	100,000	100,000
Purchase of fixed assets with related party note	18,000	—
Capital lease addition	18,530	—

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

18. Subsequent Events

Delinquent Filing & Market for Company’s Common Stock

This Annual Report on FORM 10-K/A was due to be filed no later than July 14, 2009 with the SEC. The Company was not able to meet that deadline and as a result, on August 15, 2009 the Company’s common stock was delisted from the OTC Bulletin Board for failure to file this annual report on a timely basis. Further, the Company’s 10Q for the quarter ended June 30, 2009 has not yet been filed. It is Management’s intention to bring its filing status current and relist the Company’s common stock on the OTC Bulletin Board.

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

Dated: September 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Burnham	Chairman of the Board	September 30, 2009

William W. Burnham	Director of Corporate Development

/s/ Ashley C. Andersen Zantop	Chief Executive Officer, President,	September 30, 2009

Ashley C. Andersen Zantop

/s/ Hakim Bangash	Director	September 30, 2009

Hakim Bangash

/s/ Alice B. Burnham	Director	September 30, 2009

Alice B. Burnham

/s/ Fred M. Filoon	Director	September 30, 2009

Fred M. Filoon

/s/ Bradford Mead	Director	September 30, 2009

Brad Mead

/s/ William Sondheim	Director	September 30, 2009

William Sondheim

/s/ Patty Sullivan	Director	September 30, 2009

Patty Sullivan