Form 10-Q
period 2009-06-30
TRUDY CORP
filed 2010-01-04
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 0-16056

TRUDY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	06-1007765

(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

353 Main Avenue
Norwalk, CT 06851
(Address of Principal Executive Offices)

(203) 846-2274

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

January 4, 2010
Common Stock, $.0001 par value: 700,862,912 shares

PART I

Item 1.      Financial Statements

          The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Trudy Corporation
Balance Sheets

	June 30, 2009	March 31, 2009

	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$14,151	$122,739
Accounts receivable, net	1,414,662	1,042,278
Inventory, net	1,518,523	1,649,476
Prepaid expenses and other current assets	132,496	172,827

Total current assets	3,079,832	2,987,320

Equipment, net	82,516	84,792
Royalty advances, net	228,444	264,820
Prepublication costs and other assets, net	470,009	484,645
Intangible assets	370,467	386,908

Total Other assets	1,151,436	1,221,165

Total assets	$4,231,268	$4,208,485

Current liabilities
Notes payable - Bank	1,039,945	1,045,947
Notes payable - Related parties	2,367,737	1,894,959
Accounts payable and accrued expenses	1,590,076	1,766,359
Deferred Revenue	280,316	280231
Royalties and commissions payable	488,148	554,060

Total Current liabilities	5,766,222	5,541,556

Total liabilities	5,766,222	5,541,556

Commitments

Shareholders’ deficit
Common stock - par value 850,000,000 shares authorized; 700,862,912 issued and outstanding at June 30, 2009 and March 31, 2009, respectively $.0001 par value per share Common stock - par value	70,087	70,087
Paid-in capital	7,140,750	7,140,750
Accumulated deficit	(8,745,791)	(8,543,908)

Total shareholders’ deficit	(1,534,954)	(1,333,071)

Total liabilities and shareholders’ equity	$4,231,268	$4,208,485

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Statements of Operations

	Three Month Period Ended June 30,

	2009	2008

	(unaudited)	(unaudited)

Net product sales	$1,110,636	$1,494,912
Net royalty sales	1,038	44,372

Net sales	1,111,674	1,539,284

Cost of sales	624,819	881,015

Gross profit	486,855	658,269

Operating expenses:
Selling, general and administrative	659,704	844,772

Loss from operations	(172,849)	(186,503)

Interest, net	(29,111)	(41,218)
Other income, net	77	9,165

Other expense	(29,034)	(32,053)

Net loss	$(201,883)	$(218,556)

Basic and diluted net loss per share	$—	$—

Weighted average number of shares outstanding	700,862,912	641,307,356

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation and Subsidiary
Statements of Cash Flows

	For the Three Months Ended June 30,

	2009	2008

	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(201,883)	$(218,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,507	23,060
Amortization of pre-publication costs and royalties	51,013	59,573
Amortization of acquisition costs	16,440	—
Provision for promotional allowance	—	3,000
Provision for slow moving inventory	—	(65,000)
Provision for sales returns	—	(240,186)

Changes in operating assets and liabilities:
Increase in accounts receivable	(372,384)	109,367
Decrease (Increase) in advances to Studio Mouse LLC	—	155,262
Decrease in Due to Chart Studio (Pty) Ltd.	—
Decrease in inventories	130,953
Decrease in prepaid expenses and other current assets	40,331	85,236
Decrease in accounts payable and accrued expenses	(176,368)	(94,278)
Increase in deferred revenue	85	284,369
Decrease in royalties and commissions payable	(65,827)	(21,167)

Net cash used by operating activities	(571,133)	80,680

Investing activities:
Purchases of property and equipment	(4,231)	(2,876)
Pre-publication and royalty advances	—	(59,202)

Net cash (used) / provided by investing activities	(4,231)	(62,078)

Financing activities:
Borrowing on note payable, bank	(6,002)	(100,247)
Repayments of long-term debt	—	—
Repayments to related parties	(17,715)	—
Proceeds from related parties	490,493	91,994

Net cash provided/(used) by financing activities	466,776	(8,253)

Net increase / (decrease) in cash and cash equivalents	(108,588)	10,349
Cash and cash equivalents at beginning of period	122,739	21,256

Cash and cash equivalents at end of period	$14,151	$31,605

Cash paid for interest	$28,462	$41,392
Cash paid for income taxes	$—	$—

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Changes in Shareholders’ Deficit
Quarter ended June 30, 2009

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount

Balance at March 31, 2009 (audited)	700,862,912	$70,087	$7,140,750	$(8,543,908)	$(1,333,071)

Net loss (unaudited)	—	—	—	(201,883)	(201,883)

Balance at June 30, 2009 (unaudited)	700,862,912	$70,087	$7,140,750	$(8,745,791)	$(1,534,954)

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2009 and 2008, respectively.

Credit Risk

The Company transacts business on a credit basis with its customers. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks. The Company also obtains credit insurance on customers when it is deemed warranted. As of June 30, 2009 and March 31, 2009 the Company had an allowance for bad debt of $100,000.

The Company also carries an allowance for promotional or cooperative advertising where the Company agrees to pay for a portion of ads run by a merchandiser in order to promote sales of the Company’s products that are in, or soon will be, in the stores. As of June 30, 2009 and March 31, 2009 the Company had allowances for promotional and cooperative advertising of $29,000 and $23,000, respectively.

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company reviews its inventory for obsolescence and provides for obsolescence when the inventory is deemed to be unsaleable over a reasonable time.

Market value is determined by the sales price that the Company would expect to receive to liquidate quantities of inventory. Valuation reserves are estimated based on quantities on hand, historical and forecasted sales. As of June 30, 2009 and March 31, 2009, the Company had allowances for inventory obsolescence of $264,991.

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

The Company had no instruments in which SFAS 157 was applied to as of June 30, 2009.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us as of January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended June 30, 2009, there were no applicable items on which the fair value option was elected.

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

Goodwill and Other Intangibles

The Company tests its intangible assets for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrant such testing. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit, if the fair value of the reporting unit is less than the fair value of the goodwill, an adjustment to the carrying value of goodwill is required.

Intangible Assets related to Music for Little People are amortized on a straight line basis over their estimated useful lives. Useful lives range between five and ten years and are based on the terms of the agreements in place. Intangibles were evaluated for impairment on accordance with FAS 142 as of March 31, 2009.

Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management performs ongoing business reviews and evaluates impairment indicators based on qualitative and quantitative factors. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized. No evaluation was performed as of June 30, 2009 as there were no impairment indicators at this time.

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

For the quarter ended June 30 2009, as a result of the strained economic environment the Company did not record revenues for its returnable accounts due to an increased reluctance for these accounts to pay on invoices when they came due. Such sales were deemed to be consignment sales and would not be recorded as revenue until payment was made. The Company will review this change in collection in future quarters to determine whether it is possible to return to the historical method of booking sales upon invoice with an appropriate reserve for product returns.

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

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” (Statement 128). Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed using the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities, if any, using the if-converted method. There were no dilutive securities for the quarter ended June 30, 2009 or 2008.

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

Advertising expense related to catalogs and brochures was $47,476 and $9,956 for the quarters ended June 30, 2009 and 2008, respectively.

Other advertising expense was $9,417 and $15,174 for the quarters ended June 30, 2009 and 2008, respectively.

3. Inventories

Inventories consist of the following:

	June 30, 2009	March 31, 2009

Raw Materials	$42,810	$44,066
Finished Goods	1,740,704	1,870,401
Reserve for Obsolescence	(264,991)	(264,991)

Inventory	$1,518,523	$1,649,476

4. Notes Payable, Bank and Related Parties

	June 30, 2009	March 31, 2009

A revolving line of credit totaling $850,000 due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).	$812,706	$814,706

Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%. These notes are convertible, at the Payee’s option, into Trudy Common Stock at a rate to be determined by an independent Committee of the Maker’s Board of Directors.	2,367,737	1,894,959

Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. Balance due in February 2009. The note is secured by all assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder, William W. Burnham.	227,239	231,241

Total	$3,407,682	$2,940,906

5. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities, which are controlled by these individuals, collectively “related parties”. The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $15,933 and $27,348 for the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company has borrowings from related parties of $2,367,737. Interest to related parties totaled $12,553 and $25,345 for the three months ended June 30, 2009 and 2008, respectively. Repayments to related parties totaled $17,715 and $0 for the three months ended June 30, 2009 and 2008, respectively.

Guarantor fees for Mr. Burnham for the quarter ended June 30, 2009 were $3,820.

6. Litigation

None.

7. Concentrations and Credit Risk

	Percentage of net sales for 3 months ended June 30,		Balance in Accounts Receivable as of
	2009	2008	June 30, 2009

Customer 1	19%	0%	15%
Customer 2	19%	0%	15%

Total	38%	0%	30%

All other individual customers comprised less than 10% of total sales for the 3 month period ended June 30, 2009. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk though it does pursue credit insurance on the larger accounts.

	Percentage of Accounts Receivable (net) as of
	June 30, 2009	March 31, 2009

Customer 1	24%	0%
Customer 2	24%	24%
Customer 3	15%	0%

Total	63%	24%

All other individual customers comprised less than 10% of total accounts receivable (net) for the 3 months ended June 30, 2009.

8. Subsequent Events

On September 29, 2009 the Company refinanced its bank debt:

•

The Company had a revolving line of credit totaling $850,000 with its bank that matured on August 25, 2009. On September 29, 2009 the Company and its bank signed a loan modification agreement for this $850,000 line with a new maturity of August 31, 2010.

•

On September 29, 2009 the Company’s borrowed $224,238 from William W. Burnham and used these funds to pay off in full the note payable bank, with a balance of $227,239 as of June 30, 2009. As of September 29, 2009 a new promissory note was issued by the Company to Mr. Burnham in the amount of $224,238.

On December 18, 2009 the Company entered into a definitive Asset Purchase Agreement whereby Trudy would sell substantially all of its assets to MMAC, LLC, which also would assume certain liabilities of Trudy.

Under the terms of the agreement, MMAC will assume substantially all of the secured and unsecured liabilities of Trudy with the exception of $2.7MM of personal debt owed to the principal shareholder and Chairman of Trudy, William W. Burnham. In consideration of the sale of substantially all of its assets, at Closing, Trudy will receive a note from MMAC to Trudy in the principal amount of $225,000 and an equity interest in MMAC, not to exceed 33%, determined in accordance with the net asset value of Trudy at Closing. In addition, loans from an affiliate of MMAC to Trudy, estimated to be $600,000 at Closing, will be assumed by MMAC at Closing. Substantially simultaneously with the Closing, Trudy will transfer the note and the equity interest in MMAC to William W. Burnham in consideration of the cancellation by Mr. Burnham of the personal debt owed by Trudy to Mr. Burnham, with the exception of up to $50,000 of debt owed to Mr. Burnham which will remain outstanding and which will be repaid to Mr. Burnham one year following the closing if and to the extent Trudy has not spent the $50,000 of cash it will retain at the closing for general corporate purposes.

Holders of Trudy’s common stock will not receive any payment or distribution with respect to their shares pursuant to the sale of substantially all the assets to MMAC.

MMAC will also enter into a new four year lease with Noreast Management, LLC, a company that is 91% owned by Mr. Burnham, for Trudy’s current headquarters on substantially the same terms as the current lease with Trudy.

Ashley Andersen Zantop, CEO and President of Trudy, Fell Herdeg, CFO, and William W. Burnham, Director of Corporate Development will be retained as employees by MMAC on substantially the same terms as their current employment with Trudy. Mr. Burnham and Ms. Andersen Zantop will join the Board of Directors of MMAC.

Trudy’s senior management intends to recommend to its Board of Directors that, after Closing, Trudy dissolve or enter into a transaction whereby the Trudy corporate shell may be sold. There is no assurance that a sale of the shell can be arranged.

The Asset Purchase Agreement and the transactions contemplated thereby have been approved by an Independent Committee of outside Directors of Trudy, by the Board of Directors of Trudy and by written consent of holders of a majority of the issued and outstanding shares of Common Stock of Trudy. The transaction is, however, subject to compliance with U.S. securities laws, including the preparation and filing with the Securities and Exchange Commission of an Information Statement which will be mailed to all of Trudy’s shareholders for their information, as well as other closing conditions.

The Company shall use its reasonable best efforts, after consultation with the Buyer, to respond to and resolve all SEC comments with respect to the Information Statement promptly after receipt thereof.

Please refer to the Assset Purchase Agreement filed with the SEC on December 23, 2009 as an exhibit to the Company's Form 8-K. It is anticipated that the transaction will close within the next several months.

The assets of the Company were not held for sale as of the June 30, 2009 balance sheet date as no transaction was imminent at that time.

Management evaluated subsequent events through the report date January 4, 2010.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the Company’s June quarter of fiscal 2009 decreased 27.8% versus the comparable quarter of fiscal 2008. This is primarily a result of decreased revenue from a change in the method that revenues are recorded for its returnable accounts due to an increased reluctance for these accounts to pay on invoices when they come due. Such sales in the June quarter were deemed to be consignment sales and will not be recorded as revenue until payment is made. Also contributing to the decline was the depressed retail economy both domestically and in the international markets. Most notably affected by the economic downturn in this quarter were the Company’s direct-to-consumer sales divisions. While the Company made headway in certain domestic and international wholesale/distribution business divisions by negotiating larger discounts to save distribution, it lost distribution in key markets such as Canada and Mexico due to the economic slump and large product returns. Despite the deeper discounts, the Company was able to marginally increase its profit margin from 42.8% in the prior year to 43.8% in the current year, primarily as a result of decreased product costs as a percentage of net sales. The three month period resulted in a net loss of $201,883 versus a net loss of $218,556 for the comparable period in the prior year.

Three months ended June 30, 2009

As noted above, net sales for the third quarter of fiscal 2009 decreased 27.8% versus the prior year. Sales from the Company’s Music For Little People product line were 7.5% of sales for the current quarter versus 12.6% in the prior year’s quarter.

Sales of Disney-licensed products as a percentage of total Company sales increased from 44.0% to 59.5% for the quarter versus the comparable quarter a year ago as a result of a six fold increase in Disney product sales to a new customer in Italy and a 68.3% decrease in MFLP direct to consumer sales due to an intentional pull back of third party product purchases to support web sales due to working capital constraints.

	Percentage of Sales by license and/or product line for the quarters ended June 30,

License	2009	2008

Disney	59.5%	44.0%
Music For Little People (MFLP)	7.5	12.6
Proprietary	6.4	9.9
Smithsonian	15.2	29.1
Sesame Workshop	11.0	4.8
All other	.4	-.4

Total	100.0	100.0

	Sales decreases for the three months ended June 30,

Sales channel	2009	2008	Variance	% change

Close Outs	$58,171	$204,088	$(145,917)	-71.5%

International Mass Market distributors	0	114,856	(114,856)	634.2

Book Distributors (direct-to-consumer)	68,744	167,265	(98,521)	-58.9

Domestic Direct-to-Consumer Reseller (returnable)	17,006	103,184	(86,178)	-83.5

Music For Little People (direct response)	48,915	118,814	(69,899)	-58.8

Sales to close out distributors declined $145,917 as a result of product sales directed towards discount retailers instead of close-out outlets. Sales to Book Distributors (direct-to-consumer) and Direct-to-Consumer Resellers declined $98,521 and $86,178, respectively, as a result of late confirmation of new orders prompted by the slowing economy, and a general delay in pre-holiday buying.

There were no sales in the international mass market division in the current year versus $114,856 a year ago as a result of the termination of the Company’s distribution agreement with its distributor in Latin America. The Company is currently renegotiating this agreement and will put a new agreement in place at the time the Latin American economy improves. This factor, combined with order timing. Traditionally, revenues in this sales channel are concentrated in the three quarters ending March, September and December of each year, unless delayed for production reasons.

	Sales increases for the three months ended June 30,

Sales channel	2009	2008	Variance	% change

International Trade Book Distributors	$232,314	$31,640	$200,674	NMF

Domestic Warehouse Club Distributors	211,895	110,828	101,067	91.2

Domestic Book Distributors	122,007	42,474	79,533	187.3

Sales to international trade book distributors increased $200,674 as a result of a new distributor in Italy who purchased a significant quantity of Disney-licensed products.

For Domestic Warehouse Club Distributors, sales increased $101,067 to $211,895 as a result of two shipments of new titles and formats the Company made in the months of May and June of 2009, compared to only one shipment in April of 2008.

For Domestic Book Distributors, sales increased $79,533 to $122,007 as a result of recognition of revenue related to sales realized during the quarter ending June 2009 for which shipments took place in the quarter ending March 2009.

The remaining net change in sales was the result of sales increases and decreases over the rest of the Company's 42 divisions, including but not limited to domestic mass market distributors, Canadian book distributors, non-returnable discount retailers, domestic book distributors and school & library distributors.

COST OF SALES.

Three months ended June 30, 2009

The Company’s cost of sales for the quarter ended June 30, 2009 decreased $255,480 from $880,299 in the prior year to $624,269 in the current year, a decrease of 29.0%. The decrease mirrored the comparable decline in sales revenue from the year ago comparable quarter. However, product costs as a percentage of revenue improved by 7.3% to 33.1% of revenue reflecting a price increase the Company instituted on many products in January 2009.

GROSS PROFIT.

Three months ended June 30, 2009

The resulting gross profit for the quarter ended June 30, 2009 decreased 26.1% to $486,855 versus the prior quarter’s gross profit of $658,984. Gross margin increased as a percentage of sales; 43.8% in the current quarter versus 42.8% in the quarter ended June 30, 2008.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended June 30, 2009

The Company’s selling, general, and administrative costs decreased 22.0% or $185,068 to $659,704 for the three months ended June 30, 2009 versus $845,492 for the three months ended June 30, 2008. The reduction in selling, general and administrative expenses resulted from a decrease in royalty expense, a decrease in trade show expense and in part from a 10% wage reduction for all employees effective May 2009, which was partially offset by an increase in provisions for bad debt of $25,451 and a 23% increase in health insurance costs. As a percentage of net sales, selling, general and administrative expenses increased from 54.9% of net sales from the prior year to 59.3% of net sales in the current fiscal year. The increase in selling, general and administrative expenses as a percentage of net sales was largely due to the decrease in sales.

LOSS FROM OPERATIONS.

Three months ended June 30, 2009

For the quarter ended June 30, 2009, the loss from operations was $172,849 versus a loss of $186,503 for the prior year’s quarter.

OTHER EXPENSE.

Three months ended June 30, 2009

The Company’s other expense for the quarter ended June 30, 2009 was $29,034 versus $32,053 for the quarter ended June 30, 2008 and was principally interest on bank and shareholder loans.

NET LOSS.

Three months ended June 30, 2009

As a result of the items discussed above, the Company’s net loss for the quarter ended June 30, 2009 was $201,883 compared to a net loss of $218,556 for the comparable prior quarter.

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

Liquidity and Capital Resources

	June 30, 2009	March 31, 2009	Variance	% change

Net assets (deficiency)	$(1,534,954)	$(1,333,071)	$(201,883)	15.1%

Working capital (deficiency)	(2,686,390)	(2,554,236)	(132,154)	-5.2

Accounts payable and accrued expenses	1,590,076	1,766,359	176,283	-10.0

Royalties and commissions payable	488,148	554,060	(65,912)	-11.9

Accounts receivable, net	1,414,662	1,042,278	(372,384)	35.7

The Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to explore alternative financing options other than those from its principal shareholder in the event that cash flow does not materialize in line with current expectations. If additional funding options were not to materialize, the Company would be forced to explore other options including bankruptcy. Furthermore, additional working capital would be required to fund new growth opportunities. Through a strategic acquisition and/or new educational publishing initiatives it is believed that investment from a strategic or private equity investor, a consolidation with another publisher or new media entity or sale of the Company may be the best alternative for the Company

At June 30, 2009 the Company had a deficiency of net assets of $1,534,954 versus a deficiency of $1,333,071 at March 31, 2009. Working capital deteriorated by $132,154 from a deficiency of $2,554,236 at March 31, 2009 to a deficiency of $2,686,390 at June 30, 2009.

Accounts payable and accrued expenses increased $176,283 from $1,766,359 at March 31, 2009 to $1,590,076 at June 30, 2009. Royalties and commissions payable decreased $65,912 versus the prior year from $554,060 at March 31, 2009 to $488,148 at June 30, 2009 primarily as a result of the sales mix to higher royalty bearing products and aged commissions payable. Accounts receivable decreased from $1,042,278 at March 31, 2009 to $1,414,662 at June 30, 2009, an increase of $372,384.

As of December 15, 2009 the Company’s backlog was approximately $1,446,000

In the quarter ended June 30, 2009 the Company received an additional $490,493 in short-term notes from its principal shareholder (William W. Burnham, Chairman of the Board). These notes are demand notes.

Item 4T.     Controls and Procedures.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the Company’s critical disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009, the Company’s most recent evaluation of these controls. Based on that evaluation, Management identified the following weaknesses:

(i)	The Company does not have adequate office and financial staffing in place to effectively control the level of transaction activity and consistently address the complex accounting matters that arise.

(ii)	A principal shareholder and Director of the Company who is involved in certain functions of the daily operations of the Company, could in theory override normal operating procedures.

(iii)	The Company currently does not have an Audit Committee.

Given the above identified matters, Management believes that disclosure controls and procedures are not effective and these identified matters have not been remedied as of June 30, 2009. Further, even with proper oversight and controls, Management does not expect that our disclosure controls and procedures or our internal controls will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.

Forward-looking Statements

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-K for the year ended March 31, 2009 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

Item 6.     Exhibits.

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

TRUDY CORPORATION
(REGISTRANT)

Date: January 4, 2010	By:	/s/ Ashley C. Andersen Zantop

Ashley C. Andersen Zantop,
President, Chief Executive Officer