Form 10-Q
period 2009-09-30
TRUDY CORP
filed 2010-02-12
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 0-16056

TRUDY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	06-1007765

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

February 12, 2010
Common Stock, $.0001 par value: 700,862,912 shares

PART I

Item 1. Financial Statements

          The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Trudy Corporation
Balance Sheets
September 30, 2009 and March 31, 2009

	September 30, 2009	March 31, 2009

	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$266,772	$122,739
Accounts receivable, net	983,217	1,042,278
Inventory, net	1,333,585	1,649,476
Prepaid expenses and other current assets	84,969	172,827

Total current assets	2,668,543	2,987,320

Equipment, net	74,514	84,792
Royalty advances, net	220,639	264,820
Prepublication costs and other assets, net	446,014	484,645
Prepaid acquisitions	349,027	386,908

Total Other assets	1,090,194	1,221,165

Total assets	$3,758,737	$4,208,485

Current liabilities
Notes payable - Bank	$849,706	1,045,947
Notes payable - Related parties	2,688,455	1,894,959
Accounts payable and accrued expenses	1,549,482	1,766,359
Deferred Revenue	37,125	280,231
Royalties and commissions payable	529,382	554,060

Total Current liabilities	5,654,150	5,541,556

Total liabilities	5,654,150	5,541,556

Commitments

Shareholders’ equity
Common stock - $.0001 par value 850,000,000 shares authorized 700,682,912 issued and outstanding at September 30, 2009 and March 31, 2009	70,087	70,087
Paid-in capital	7,140,750	7,140,750
Accumulated deficit	(9,106,250)	(8,543,908)

Total shareholders’ equity	(1,895,413)	(1,333,071)

Total liabilities and shareholders’ equity	$3,758,737	$4,208,485

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Statements of Operations
For the three and six months ended September 30, 2009 and 2008

	Three Month Period Ended September 30,		Six Month Period Ended September 30,

	2009	2008	2009	2008

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net product sales	1,308,381	1,567,363	2,418,985	3,099,277
Royalty sales	—	9,872	1,038	17,242

Net Sales	1,308,381	1,577,235	2,420,023	3,116,519

Cost of sales	922,683	984,414	1,547,505	1,864,714

Gross profit	385,698	592,820	872,518	1,251,805

Operating expenses:
Selling, general and administrative	718,623	708,071	1,378,327	1,553,558

Income/(loss) from operations	(332,925)	(115,250)	(505,809)	(301,753)

Other expense	(27,532)	(21,370)	(56,533)	(53,423)

Net income/(loss)	$(360,457)	$(136,621)	$(562,342)	$(355,176)

Basic and diluted net income/(loss) loss per share	$—	$—	$—	$—

Weighted average number of shares outstanding	700,862,912	641,307,356	700,862,912	630,605,639

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Statements of Shareholders’ Equity
For the six months ended September 30, 2009

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2009 (audited)	700,862,912	$70,087	$7,140,750	$(8,543,908)	$(1,333,071)

Net loss (unaudited)				(562,342)	(562,342)

Balance at September 30, 2009 (unaudited)	700,862,912	$70,087	$7,140,750	$(9,106,250)	$(1,895,413)

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Statements of Cash Flows
For the Six month period ended September 30, 2009 and September 30, 2008

	For the Six Months Ended September 30,

	2009	2008

	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(562,342)	$(355,176)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	14,510	9,177
Amortization of pre-publication costs	90,735	123,847
Amortization of intangibles	82,061	37,419
Provision for losses on accounts receivable	29,404	—
Provision for promotional allowance	11,000	(27,000)
Provision for slow moving inventory	—	(65,000)
Provision for sales returns	—	(516,687)

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	18,657	497,513
Decrease (Increase) in inventories	315,891	(78,843)
Decrease (Increase) in prepaid expenses and other current assets	87,858	89,788
Increase (Decrease) in accounts payable and accrued expenses	(216,877)	193,017
Increase (Decrease) in deferred revenue	(243,106)	182,019
Increase (Decrease) in royalties and commissions payable	(24,678)	(1,068)

Net cash (used) / provided by operating activities	(396,887)	89,006

Investing activities:
Purchases of property and equipment	(4,232)	(1,500)
Pre-publication and royalty advances	(52,103)	(166,932)

Net cash (used) / provided by investing activities	(56,335)	(168,432)

Financing activities:
Net change in note payable, bank	35,000	66,938
Repayments of debt to related parties	(32,734)	(24,040)
Repayments of debt	(231,241)	—
Proceeds from debt to related parties	826,230	106,800

Net cash provided/(used) by financing activities	597,255	149,698

Net increase / (decrease) in cash and cash equivalents	144,033	70,272
Cash and cash equivalents at beginning of period	122,739	21,256

Cash and cash equivalents at end of period	$266,772	$91,528

Cash paid for interest	$31,733	$39,337
Cash paid for income taxes	$—	$—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

2. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective March 31, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

3. Inventories

Inventories consist of the following:

	September 30, 2009	March 31, 2009

Raw Materials	$42,941	$44,066
Finished Goods	1,555,635	1,870,401
Reserve for Obsolescence	(264,991)	(264,991)

Inventory	$1,333,585	$1,649,476

4. Notes Payable, Bank and Related Parties

	September 30, 2009	March 31, 2009

A revolving line of credit totaling $850,000 due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).	$849,706	$814,706

Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%.	2,688,455	1,894,949

Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. Balance due in February 2009. The note is secured by all assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder, William W. Burnham.	0	231,241

Total	$3,538,161	$2,940,906

5. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities, which are controlled by these individuals, collectively “related parties”. The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $28,010 and $29,150 for the three months ended September 30, 2009 and 2008, respectively. Rent expense totaled $43,943 and $56,948 for the six months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company has borrowings from related parties of $2,688,455. Interest to related parties totaled $7,927 and $15,387 for the three months ended September 30, 2009 and 2008, respectively. Interest to related parties totaled $16,089 and $40,732 for the six months ended September 30, 2009 and 2008, respectively. Repayments to related parties totaled $12,435 and $14,883 for the three months ended September 30, 2009 and 2008, respectively. Repayments to related parties totaled $32,734 and $22,788 for the six months ended September 30, 2009 and 2008, respectively.

Accounts payable to related parties at September 30, 2009 was $92,063. Accounts payable to related parties at September 30, 2008 was $28,909.

Guarantor fees for Mr. Burnham for the quarter ended September 30, 2009 were $2,080.

6. Concentrations and Credit Risk

	Percentage of net sales for 3 months ended September 30,		Balance in Accounts Receivable as of

	2009	2008	September 30, 2009

Customer 1	38%	14%	24%

All other individual customers comprised less than 10% of total sales for the 3 month period ended September 30, 2009. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk though it does pursue credit insurance on the larger accounts.

	Percentage of Accounts Receivable (net) as of

	September 30, 2009	March 31, 2009

Customer 1	31%	4%

Customer 2	10%	0%

Total	41%	4%

All other individual customers comprised less than 10% of total accounts receivable (net) for the 3 months ended September 30, 2009.

	Percentage of net sales for six months ended September 30,		Balance in Accounts Receivable as of

	2009	2008	September 30, 2009

Customer 1	21%	0%	24%

Customer 2	11%	0%	4%

Total	32%	0%	28%

All other individual customers comprised less than 10% of total sales for the six month period ended September 30, 2009. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk though it does pursue credit insurance on the larger accounts.

7. Subsequent Events

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

Please refer to the Asset Purchase Agreement filed with the SEC on December 23, 2009 as an exhibit to the Company’s Form 8-K. It is anticipated that the transaction will close within the next couple of months.

The assets of the Company were not held for sale as of the September 30, 2009 balance sheet date as no transaction was imminent at that time.

Management evaluated subsequent events through the report date February 12, 2010

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES.

Overview

Net Sales for the Company’s September quarter of fiscal 2010 decreased 17.0% versus the comparable quarter of fiscal 2009. This is primarily a result of decreased revenue related to the depressed retail economy both domestically and in international markets. Most notably affected by the economic downturn in this quarter were the Company’s domestic mass market distributors and international mass market distributors as well as the company’s proprietary direct-to-consumer business. While the Company made off-setting gains in revenue in certain domestic and international wholesale/distribution and direct-to-consumer distributor business divisions by negotiating larger discounts to save and/or grow distribution and retail placement, its distributors in key markets such as Canada and Mexico did not perform. The Company replaced its distributor for Canada effective December 1, 2009. The deeper discounts and significant cost increases from the Company’s Chinese printers depressed product margins from 60.3% in the quarter ending September 30, 2008 to 49.5% the current quarter. The three month period resulted in a net loss of $360,456 versus a net loss of $136,620 for the prior year.

Three months ended September 30, 2009

As noted above, net sales of $1,308,381 for the second quarter of fiscal 2010 decreased 17.0% versus the comparable quarter’s sales of 1,577,235 a year ago. Sales from the Company’s Music For Little People product line were 3.1% of sales for the current quarter versus 8.8% in the prior year’s quarter.

Sales of Disney-licensed products as a percentage of total Company sales decreased from 60.0% to 35.5% for the quarter versus the comparable quarter a year ago. Smithsonian-licensed product sales increased from 25.1% of Company sales to 47.0% as a result of a significant increase in orders for Smithsonian licensed products from a television home shopping customer.

	Percentage of Sales by license and/or product line for the quarters ended September 30,

License	2009	2008

Disney	35.5%	60.0%
Music For Little People (MFLP)	3.1	8.8
Proprietary	5.1	6.1
Smithsonian	47.0	25.1
Sesame Workshop	9.1	NMF
All other	0.2	0

Total	100.0	100.0

	Sales decreases for the three months ended September 30,

Sales channel	2009	2008	Variance	% change

International Mass Market distributors	$65,457	$506,142	$(437,685)	-86.5%

Mass Market distributors	0	111,814	(111,814)	NMF

Music For Little People	45,008	152,418	(107,410)	-69.5

Sales to international mass market distributors declined $437,685 as a result of the sharp economic decline in Mexico and Latin America and consequent loss of sales to the Company’s distributor to Latin America.

There were reduced sales to mass market distributors in the current quarter versus $111,814 in the prior year as a result of the decline in the domestic retail market and the Company’s corresponding reduction in inventory levels, increasing the lead time required by the Company to fill orders into this channel. Additionally, sales revenue for this channel is not booked until the distributors pay their invoices.

Proprietary direct-to-consumer and internet distributor sales for Music For Little People were $45,008 in the current quarter versus $152,418 in the comparable quarter a year ago, a decline of $107,410 due to an intentional reduction in third party product purchases and advertising to support web sales due to working capital constraints. In prior periods, sales for Music for Little People were generated through the Company’s website, targeted emailing and an annual catalog mailing supported by targeted online advertising.

Most of the Company’s channels of trade experienced decreased sales including but not limited to international trade book retailers, Canadian book distributors, and domestic book distributors.

	Sales increases for the three months ended September 30,

Sales channel	2009	2008	Variance	% change

Direct-to-consumer distributor	$499,581	$219,703	$279,878	127.4%

Domestic Book Retailers	118,665	14,257	104,408	NMF

Domestic Discount Retailers	215,298	149,936	65,362	43.6

Sales to Direct-to-consumer distributor accounts increased $279,878 as a result of the shipment of three of five orders received from a television home shopping customer. This customer tested certain bundled Smithsonian titles and stuffed toys in the September Quarter, 2008. Having tested well, the home shopping network increased their orders dramatically in 2009.

Domestic Book Retailers sales increased over seven-fold to $118,665 as a result of a continued increase in non-returnable custom product sales to a major national book store chain.

Domestic Discount Retailers sales increased $65,362 to $215,298 as a result of a long term commitment by a group of leading non-returnable discount chains to purchase a broad spectrum of the Company’s licensed products prompted by significant discounts.

A few other channels of trade experienced increased sales for the quarter including direct-to-consumer book distributors, domestic warehouse club distributor, close-out accounts and international trade book distributors.

Six months ended September 30, 2009

Net sales for the six months ended September 30, 2009 decreased 22.3% versus the prior year. Sales from the Company’s Music For Little People product line were 6.6% of sales for the current six month period versus 11.7% in the prior year.

Sales of Disney-licensed products as a percentage of total Company sales decreased from 54.6% to 45.7% for the current six month period versus the comparable period a year ago as a result of a significant increase in Smithsonian-licensed product sales as a percentage of total Company revenue—an increase from 21.9% for the six months ending September 30, 2008 to 32.5% in the current Quarter. Again, this was the result of the significant order from the television home shopping network.

	Percentage of Sales by license and/or product line for the six months ended September 30,

License	2009	2008

Disney	45.7%	54.6%
Music For Little People (MFLP)	6.6	11.7
Proprietary	5.2	8.3
Smithsonian	32.5	21.9
Sesame Workshop	9.6	2.7
All other	0.4	0.8

Total	100.0	100.0

	Sales decreases for the six months ended September 30,

Sales channel	2009	2008	Variance	% change

International Mass Market distributors	$68,457	$620,998	$(552,542)	-89.0%

Mass Market distributors	41,238	205,718	(164,480)	-80.0%

Domestic Close outs	143,646	264,202	(120,555)	-45.6

Proprietary Direct response/Internet Music For Little People	124,463	348,485	(224,022)	-64.3

Sales to international mass market distributors declined $552,542 again as a result of the poor economic conditions of Latin America and the loss of distribution from the Company’s distributor in that market.

Sales to mass market distributors in the current year declined $164,480 as a result of maintaining lower levels of inventory and the decision to not recognize revenue until major returnable accounts pay their invoices.

Domestic close out account sales were $143,646 for the six months ended September 30, 2009 versus $264,202 in the prior year, a decline of $120,555. The Company from time to time needs to balance inventories by selling overstocks. Such sales happen only periodically.

Proprietary direct response/internet distributor Music For Little People sales were $124,463 in the current six month period versus $348,485 in the prior year, a decline of $224,022. Management intentionally pared back product purchases to support web sales due to working capital constraints.

Most of the Company’s channels of trade experienced decreased sales including but not limited to direct-to-consumer book distributors, military bases, ad specialty accounts, international trade book retailers and specialty retailers.

	Sales increases for the six months ended September 30,

Sales channel	2009	2008	Variance	% change

International trade book distributors	$269,109	$53,346	$215,763	404.5%

Direct-to-consumer	516,587	322,887	193,700	60.0

Domestic warehouse club distributors	259,488	126,949	132,539	104.4

Sales to international trade book distributors increased $215,763 as a result of a significant opening order from the Company’s new customer in Italy.

Sales to Direct-to-consumer distributor returnable accounts increased $193,700 as a result of the aforementioned orders received from the television home shopping customer.

Domestic warehouse club distributor sales increased $132,539 to $259,488.

A few other channels of trade experienced increased sales for the six month period including domestic book retailers, discount retailers and distributors.

COST OF SALES.

Three months ended September 30, 2009

The Company’s cost of sales for the quarter ended September 30, 2009 decreased $61,7231 from $984,414 in the prior year to $922,683 in the current year, a decrease of 6.3%. Cost of sales as a percentage of net sales increased from 62.4% to 70.5% in the current quarter as a result of a significant increase in direct product costs for the Company’s printers in China. These costs were partially offset by decreased warehousing and fulfillment expenses. The Company completed its move to a new lower cost fulfillment facility in Ohio to handle its proprietary Music for Little People direct-to-consumer fulfillment.

Six months ended September 30, 2009

The Company’s cost of sales for the six months ended September 30, 2009 decreased $317,209 from $1,867,714 in the prior year to $1,547,505 in the current year, a decrease of 17.0%. Cost of sales as a percentage of net sales increased from 59.8% to 63.9% in the current quarter as a result of a change in the sales mix and increased direct product costs which were partially offset by decreased warehousing and fulfillment expenses.

GROSS PROFIT.

Three months ended September 30, 2009

The resulting gross profit for the quarter ended September 30, 2009 decreased 34.9% from $592,821 to $385,699. Gross margin was 37.6% in the prior year versus 29.5% in the current year’s quarter.

Six months ended September 30, 2009

The resulting gross profit for the six months ended September 30, 2009 decreased 30.3% from $1,251,805 to $872,518. Gross margin was 40.2% in the prior year’s six month period versus 36.1% in the current year’s six month period.

SELLING, GENERAL & ADMINISTRATIVE COSTS.

Three months ended September 30, 2009

The Company’s selling, general, and administrative costs increased 1.5% or $10,552 to $718,623 for the three months ended September 30, 2009 versus $708,071 for the three months ended September 30, 2008. As a percentage of net sales, selling, general and administrative expenses increased from 44.9% of net sales from the prior year to 54.9% of net sales in the current fiscal year. The increase in selling, general and administrative expenses as a percentage of net sales was primarily as result of the decrease in sales. Despite management efforts to control costs, certain expenses continue to increase such as health insurance, bank fees, accounting and legal expenses, casualty and property insurance.

Six months ended September 30, 2009

The Company’s selling, general, and administrative costs decreased 11.3% or $175,231 to $1,378,327 for the six months ended September 30, 2009 versus $1,553,558 for the six months ended September 30, 2008. As a percentage of net sales, selling, general and administrative expenses increased from 49.8% of net sales from the prior year to 57.0% of net sales in the current fiscal year. The increase in selling, general and administrative expenses as a percentage of net sales was primarily as result of the decrease in sales.

INCOME / LOSS FROM OPERATIONS.

Three months ended September 30, 2009

For the quarter ended September 30, 2009, the loss from operations was $332,924 versus a loss of $115,249 for the prior year’s quarter.

Six months ended September 30, 2009

For the six months ended September 30, 2009, the loss from operations was $505,809 versus a loss of $301,753 for the prior year’s six month period.

OTHER EXPENSE.

Three months ended September 30, 2009

The Company’s other expense for the quarter ended September 30, 2009 was $27,532 versus $21,370 for the quarter ended September 30, 2008.

Six months ended September 30, 2009

The Company’s other expense for the six months ended September 30, 2009 was $56,553 versus an expense of $53,423 for the six months ended September 30, 2008.

NET INCOME / LOSS.

Three months ended September 30, 2009

As a result of the items discussed above, the Company’s net loss for the quarter ended September 30, 2009 was $360,456 compared to a net loss of $136,620 for the comparable prior quarter.

Six months ended September 30, 2009

As a result of the items discussed above, the Company’s net loss for the six months ended September 30, 2009 was $562,342 compared to a net loss of $355,176 for the comparable six month period in the prior year.

Impact of New Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our financial statements.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our results of operations and financial condition.

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

Liquidity and Capital Resources

	For the quarters ended September 30,

	2009	2008	Variance	% change

Net assets (deficiency)	$(1,895,412)	$(507,845)	$(1,387,567)	NMF

Working capital (deficiency)	(2,985,606)	(1,682,094)	(1,303,512)	-77.5%

Accounts receivable, net	983,217	1,588,449	(605,232)	-38.1

Accounts payable and accrued expenses	1,549,482	1,673,397	(152,022)	-9.1

Royalties and commissions payable	529,382	351,330	178,052	50.7

The Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company’s ability to continue as a going concern.

On December 18, 2009 the Company executed an Asset Purchase Agreement whereby it would sell substantially all of its assets to MMAC, LLC, which also would assume certain liabilities of the Company. A Form 8-K was filed with the Securities and Exchange Commission on December 23, 2009 to which the Agreement was attached as an Exhibit. For additional information on the proposed sale, see Note 7 (Subsequent Events) to Notes to Financial Statements above.

At September 30, 2009 the Company had a deficiency of net assets of $1,895,412 versus a deficiency of $507,845 at September 30, 2008. Working capital deteriorated by $1,303,512 from a deficiency of $1,682,094 to a deficiency of $2,985,606 at September 30, 2008.

Accounts receivable decreased from $1,588,449 at September 30, 2008 to $983,217 at September 30, 2009, a decrease of $605,232. Accounts payable and accrued expenses decreased $152,022 versus the prior year from $1,673,397 to $1,549,482 at September 30, 2009. Royalties and commissions payable increased $178,052 versus the prior year from $351,330 at September 30, 2008 to $529,382 at September 30, 2009 primarily as a result of the sales mix.

On September 29, 2009 the Company refinanced its bank debt:

☐

The Company had a revolving line of credit totaling $850,000 with its bank that matured on August 25, 2009. On September 29, 2009 the Company and its bank signed a loan modification agreement for this $850,000 line with a new maturity of August 31, 2010 that is personally guaranteed by its Chairman, William W. Burnham.

☐

On September 29, 2009 the Company’s borrowed $224,238 from William W. Burnham and used these funds to pay off in full the note payable bank, with a balance of $227,239 as of June 30, 2009. As of September 29, 2009 a new promissory note was issued by the Company to Mr. Burnham in the amount of $224,238.

In the quarter ended September 30, 2009 the Company also received an additional $110,000 short-term note from Mr. Burnham, also its principal shareholder. All of his shareholder notes are demand notes.

As of February 12, 2009 the Company’s backlog was approximately $1,320,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Given the above identified matters, Management believes that disclosure controls and procedures are not effective and these identified matters have not been remedied as of September 30, 2009. Further, even with proper oversight and controls, Management does not expect that our disclosure controls and procedures or our internal controls will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.

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

PART II OTHER INFORMATION

Item 1.          Legal Proceedings

On January 6, 2009 the Company was sued in the Superior Court of California for breach of contract. The suit was later dismissed.

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

TRUDY CORPORATION
(REGISTRANT)

Date: February 12, 2010	By:	/s/ Ashley C. Andersen Zantop

Ashley C. Andersen Zantop,
President, Chief Executive Officer