Form 10-Q
period 2009-12-31
TRUDY CORP
filed 2010-03-05
CIK 815098

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to ___________

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

March 5, 2010
Common Stock, $.0001 par value: 700,862,912 shares

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Trudy Corporation
Consolidated Balance Sheets
December 31, 2009 and March 31, 2009

	December 31, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets
Assets held for sale
Cash and cash equivalents	$173,665	$122,739
Accounts receivable, net	1,409,778	1,042,278
Inventory, net	1,368,422	1,649,476
Prepaid expenses and other current assets	111,765	172,827

Total current assets	3,063,630	2,987,320

Assets held for sale
Equipment, net	70,941	84,792
Royalty advances, net	161,945	264,820
Prepublication costs and other assets, net	436,769	484,645
Prepaid acquisitions	327,586	386,908

Total other assets	997,241	1,221,165

Total assets	$4,060,871	$4,208,485

Current liabilities
Current liabilities associated with assets held for sale
Notes payable - bank	$520,706	$1,045,947
Notes payable - third party	421,826	—
Notes payable - related parties	2,680,701	1,894,959
Accounts payable and accrued expenses	1,671,478	1,766,359
Deferred revenue	163,528	280,231
Royalties and commissions payable	573,594	554,060

Total current liabilities	6,031,833	5,541,556

Total liabilities	6,031,833	5,541,556

Commitments

Shareholders’ deficit
Common stock - $ 0.0001 par value 850,000,000 shares authorized 700,682,912 issued and outstanding at December 31, 2009 and March 31, 2009	70,087	70,087
Paid-in capital	7,140,750	7,140,750
Accumulated deficit	(9,181,799)	(8,543,908)

Total shareholders’ deficit	(1,970,962)	(1,333,071)

Total liabilities and shareholders’ deficit	$4,060,871	$4,208,485

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Consolidated Statements of Operations
For the Three & Nine Month Periods Ended December 31, 2009 & December 31, 2008

	Three Month Period		Nine Month Period
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net product sales	$—	$—	$—	$—
Royalty sales	—	—	—	—

Net sales	—	—	—	—

Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative	—	—	—	—

Loss from operations	—	—	—	—

Other expense	—	—	—	—

Loss from continuing operations	$—	$—	$—	$—

Discontinued operations	(75,549)	(4,155)	(637,891)	(359,331)

Net loss	$(75,549)	$(4,155)	$(637,891)	$(359,331)

Basic and diluted net loss per share	$—	$—	$—	$—

Weighted average number of shares outstanding	700,862,912	643,760,617	700,862,912	637,300,231

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation
Consolidated Statements of Shareholders’ Deficit
For the Nine Months Ended December 31, 2009

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2009 (audited)	700,862,912	$70,087	$7,140,750	$(8,543,908)	$(1,333,071)

Net Loss	—	—	—	(637,891)	(637,891)

Balance at December 31, 2009 (unaudited)	700,862,912	$70,087	$7,140,750	$(9,181,799)	$(1,970,962)

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended December 31, 2009 & December 31, 2008

	Nine Month Period Ended
	December 31,
	2009	2008
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss - from discontinued operations	$(637,891)	$(359,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,076	13,566
Amortization of pre-publication costs	126,648	184,888
Amortization of intangibles	59,322	41,652
Amortization of royalty advances	102,875
Provision for losses on accounts receivable	10,000	27
Provision for promotional allowance	17,000	(27,000)
Provision for slow moving inventory	—	(108,000)
Provision for sales returns	—	(571,114)
Board Compensation	—	11,100
Gain on debt extinguishment		(55,000)

Changes in operating assets and liabilities:
Change in accounts receivable	(394,500)	606,362
Change in inventories	281,054	(32,623)
Change in prepaid expenses and other current assets	61,062	10,071
Change in accounts payable and accrued expenses	(94,881)	339,623
Change in deferred revenue	(116,703)	138,241
Change in royalties and commissions payable	19,534	84,260
Net cash (used) / provided by operating activities	(548,404)	276,722

Investing activities:
Purchases of property and equipment	(4,225)	(21,170)
Pre-publication and royalty advances	(78,772)	(231,446)
Net cash (used) / provided by investing activities	(82,997)	(252,616)

Financing activities:
Net change in note payable, bank	(294,000)	(162,992)
Repayments of long-term debt	(231,241)	—
Repayments to related parties	(40,501)	(44,760)
Proceeds from related parties	826,230	210,629
Proceeds from third party	421,839	—
Net cash provided/(used) by financing activities	682,327	2,877

Net increase / (decrease) in cash and cash equivalents	50,926	26,983
Cash and cash equivalents at beginning of period	122,739	21,256
Cash and cash equivalents at end of period	$173,665	$48,239

Cash paid for interest	$79,111	$54,859
Cash paid for income taxes	$—	$—

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

TRUDY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation and Going Concern

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

Going Concern

The Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company’s ability to continue as a going concern.

2. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective March 31, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

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

Recently Issued Accounting Standards

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

2.	Discontinued Operations

a. Assets Held for Sale

On December 18, 2009, the Company entered into a definitive Asset Purchase Agreement whereby Trudy would sell substantially all of its assets to MMAC, LLC, which also would assume certain liabilities of Trudy.

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

Trudy’s senior management intends to recommend to its Board of Directors that, after Closing, Trudy dissolve under Delaware law, delist its Common Stock from trading through the facilities of the pink sheets, deregister its Common Stock with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 and liquidate. In the event of dissolution and liquidation, it is highly unlikely that stockholders will receive any distribution whatsoever.

The Asset Purchase Agreement and the transactions contemplated thereby have been approved by an Independent Committee of outside Directors of Trudy, by the Board of Directors of Trudy and by written consent of holders of a majority of the issued and outstanding shares of Common Stock of Trudy. The transaction is, however, subject to compliance with U.S. securities laws, including the preparation and filing with the SEC of an Information Statement which will be mailed to all of Trudy’s shareholders for their information, as well as other closing conditions.

The Company shall use its reasonable best efforts, after consultation with the Buyer, to respond to and resolve all SEC comments with respect to the Information Statement promptly after receipt thereof.

Please refer to the Asset Purchase Agreement filed with the SEC on December 23, 2009 as an exhibit to the Company’s Form 8-K. It is anticipated that the transaction will close within the next couple of months. Since substantially all of the Company is held for sale prior to December 31, 2009, the assets, liabilities and results of operations have been shown separately as discontinued operations on the accompanying balance sheet and statement of operations. Assets and liabilities of discontinued operations consisted of the following:

	December 31,	March 31,
	2009	2009
	(unaudited)	(audited)
ASSETS
Current Assets
Assets held for sale
Cash and cash equivalents	$173,665	$122,739
Accounts receivable, net	1,409,778	1,042,278
Inventory, net	1,368,422	1,649,476
Prepaid expenses and other current assets	111,765	172,827

Total current assets	$3,063,630	$2,987,320

Assets held for sale
Equipment, net	$70,941	$84,792
Royalty advances, net	161,945	264,820
Prepublication and other assets, net	436,769	484,645
Prepaid acquisitions	327,586	386,908

Total other assets	$997,241	$1,221,165

Total assets	$4,060,871	$4,208,485

LIABILITIES
Current liabilities
Current liabilities associated with assets held for sale
Notes payable – Bank	$520,706	$1,045,947
Notes payable – Third party	421,826	0
Notes payable – Related parties	2,680,701	1,894,959
Accounts Payable and accrued expenses	1,671,478	1,766,359
Deferred Revenue	163,528	280,231
Royalties and commissions payable	573,594	554,060

Total Current Liabilities	$6,031,833	$5,541,556

b. Reclassification

Certain items from the March 31, 2009 balance sheet and the three and nine months ended December 31, 2008 statements of operations have been reclassified to conform with the three and nine months ended December 31, 2009 financial statement presentation. There is no effect on net income, cash flows or stockholder’s equity as a result of these classifications.

c. Inventories

Inventories consist of the following:

	December 31,	March 31,
	2009	2009

Raw Materials	$32,941	$44,066
Finished Goods	1,600,472	1,870,401
Reserve for Obsolescence	(264,991)	(264,991)
Inventory	$1,368,422	$1,649,476

 d. Notes Payable, Bank and Related Parties

	December 31,	March 31,
	2009	2009

A revolving line of credit totaling $850,000. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 2.0% with interest rate not to be less than 7.5%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).	$520,706	$814,706

Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%.	2,680,701	1,894,959

Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. Balance due in February 2009. The note is secured by all assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder, William W. Burnham.	—	231,241

Notes payable, Third Party due May 31, 2010 or upon termination of the Asset Purchase Agreement. Interest accrues monthly at 7.0% on any unpaid principal and accrued interest.	421,826	—

Total	$3,623,233	$2,940,906

e. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities, which are controlled by these individuals, collectively “related parties”. The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $26,004 and $31,150 for the three months ended December 31, 2009 and 2008, respectively. Rent expense totaled $69,947 and $87,848 for the nine months ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company has borrowings from related parties of $2,680,701. Interest to related parties totaled $21,663 and $14,127 for the three months ended December 31, 2009 and 2008, respectively. Interest to related parties totaled $37,752 and $54,859 for the nine months ended December 31, 2009 and 2008, respectively. Repayments to related parties totaled $7,753 and $20,720 for the three months ended December 31, 2009 and 2008, respectively. Repayments to related parties totaled $29,598 and $43,508 for the nine months ended December 31, 2009 and 2008, respectively.

Accounts payable to related parties at December 31, 2009 was $95,776. Accounts payable to related parties at December 31, 2008 was $18,909.

Guarantor fees for Mr. Burnham for the quarter ended December 31, 2009 were $1,652.

f. Concentrations and Credit Risk

	Percentage of net sales for three months ended December 31,		Balance in Accounts Receivable as of
	2009	2008	December 31, 2009

Customer 1	11%	0%	10%

All other individual customers comprised less than 10% of total sales for the three month period ended December 31, 2009 and 2008. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk though it does pursue credit insurance on the larger accounts.

	Percentage of Accounts Receivable (net) as of
	December 31, 2009	March 31, 2009

Customer 1	20%	2%
Customer 2	14	12
Customer 3	13	33
Customer 4	10	5
Total	57%	52%

All other individual customers comprised less than 10% of total accounts receivable (net) for as of December 31, 2009 and 2008.

	Percentage of net sales for nine months ended December 31,		Balance in Accounts Receivable as of
	2009	2008	December 31, 2009

Customer 1	16%	10%	20%

Total	16%	10%	20%

All other individual customers comprised less than 10% of total sales for the nine month period ended December 31, 2009 and 2008.

g. Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued, March 5, 2010 and there are none.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

NET SALES FROM DISCONTINUED OPERATIONS.

Overview

Net Sales from discontinued operations for the Company’s December quarter of fiscal 2010 increased 15.5% versus the comparable quarter of fiscal 2009. This is primarily a result of an aggressive push by management to accelerate sales to mass merchandise and warehouse club customers against products subject to a licensing agreement expiring on December 31, 2009. Product costs from discontinued operations increased from 37.8% in the quarter ended December 31, 2008 to 45.2% in the current quarter as a result of price increases from Asia and a shift to lower margin customers. The three month period resulted in a net loss from discontinued operations of $75,552 versus a net loss of $4,155 for the prior year.

Three months ended December 31, 2009

As noted above, net sales from discontinued operations of $2,061,126 for the third quarter of fiscal 2010 increased 15.5% versus the comparable quarter’s sales of $1,784,142 a year ago. Sales from discontinued operations from the Company’s Music For Little People product line were 13.4% of sales for the current quarter versus 31.9% in the prior year’s quarter. The reduction in sales from discontinued operations was primarily due to a later catalog mailing and a decrease in the quantity of catalogs mailed as well as reduced and later inventory purchases made to support the division’s eCommerce/online sales for the holiday period.

Sales of Disney-licensed products from discontinued operations as a percentage of total Company sales increased from 27.7% to 50.2% for the current quarter versus the comparable quarter a year ago. Smithsonian-licensed product sales from discontinued operations decreased from 22.3% of Company sales to 3.9%. The shift in licensed product sales from Smithsonian to Disney came as a result of order timing for some major orders for products under these licenses. Finally, Sesame Workshop share of net sales from discontinued operations increased from 2.6% for the December quarter of fiscal 2009 to 20.6% in the comparable current period as a result of an effort by the Company to move licensed product inventories against the license’s expiration date of December 31, 2009.

	Percentage of sales from discontinued operations by license and/or product line for the quarters ended December 31,
License/Product Line	2009	2008
Disney	50.2%	27.7%
Music For Little People (MFLP)	13.4	31.9
Proprietary	9.3	16.1
Smithsonian	3.9	22.3
Sesame Workshop	20.6	1.5
All other	2.6	0.5
Total	100.0	100.0

Sales Increases

Sales from discontinued operations to domestic discount retailers increased $280,455 as a result of increased demand for the Company’s products in this sales channel.

Sales from discontinued operations to domestic close out accounts increased $183,251 in the current quarter versus the prior year’s quarter as a result of efforts to balance inventory levels, reduce aging inventory and support cash flow.

Domestic book retailer sales from discontinued operations increased from $12,346 in the prior quarter to $121,726 in the current quarter, an increase of $109,290 as a result of an increase in sales of custom-published product sales to a national bookstore chain.

Sales Decreases

Music For Little People sales from discontinued operations decreased $347,869 as a result of a later mailing, a cut-back in the number of catalogs mailed and reduced inventory quantities.

Direct-to-consumer book distributor sales from discontinued operations decreased $92,968 to $58,018 as a result of a limited number of products that the Company was unable to supply until later periods and an overall sluggishness in this sales channel as a result of the slack economy.

A few other channels of trade experienced decreased sales from discontinued operations for the quarter including, but not limited to, international direct-to-consumer sales, international trade book distributors and Canadian book distributors.

The remaining net change in sales from discontinued operations was the result of sales increases and decreases over the rest of the Company’s 42 channels of trade.

Nine months ended December 31, 2009

Net sales from discontinued operations for the nine months ended December 31, 2009 decreased 8.6% versus the prior year. Sales from the Company’s Music For Little People product line were 19.1% of sales for the prior nine month period versus 10.0% in the current year.

Sales from discontinued operations of Disney-licensed products as a percentage of total Company sales from discontinued operations increased from 44.9% to 48.4% for the current nine month period versus the comparable period a year ago.

The Company did not renew its license with Sesame Workshop which terminated on December 31, 2009. As a result, sales from discontinued operations of Sesame Workshop-licensed products increased from 2.2% of sales to 15.0% of sales from discontinued operations as the Company worked to accelerate sales of its Sesame Workshop-licensed product to sell through most of its remaining inventories.

	Percentage of sales from discontinued operations by license and/or product line for the nine months ended December 31,
License	2009	2008
Disney	48.4%	44.9%
Music For Little People (MFLP)	10.0	19.1
Proprietary	7.2	11.1
Smithsonian	19.1	22.0
Sesame Workshop	15.0	2.2
All other	0.3	0.7
Total	100.0	100.0

Sales Increases

Sales from discontinued operations to domestic discount retailers increased $327,590 as a result of a major customer’s decision to place much of their holiday book purchasing dollars behind the Company’s titles and a general increase in demand for the Company’s products in this sales channel.

Sales from discontinued operations to domestic book retailers increased $226,129 as a result of an increase in custom-publishing/private label sales to a major book retail chain.

Sales from discontinued operations to direct-to-consumer distributor accounts increased $203,959 as a result of three additional new product orders received from a television home shopping customer.

The remaining net change in sales from discontinued operations was the result of sales increases and decreases over the rest of the Company’s 42 channels of trade.

Sales Decreases

Music For Little People sales from discontinued operations decreased $578,076 due to a reduced and later catalog mailing and reduced inventory levels purchased for the holiday period.

Sales from discontinued operations to international mass market distributors declined $559,148 again as a result of the poor economic conditions in Latin America and the loss of distribution from the Company’s distributor in that market and a change in timing for orders to the Company’s distributor in Spain.

Direct-to-consumer book distributor sales from discontinued operations declined $156,845 as a result of reduced purchases by the Company’s one major display marketing sales customer due to poor economic conditions and a reduction in sales to one of the Company’s direct-to-consumer distributors due to the reluctance of this customer to accept the Company’s price increases and poor economic conditions.

COST OF SALES FROM DISCONTINUED OPERATIONS.

Three months ended December 31, 2009

The Company’s cost of sales from discontinued operations for the quarter ended December 31, 2009 increased $241,111 from $1,002,447 in the prior year to $1,243,558 in the current year, an increase of 24.1%. Cost of sales from discontinued operations as a percentage of net sales from discontinued operations increased from 56.2% to 60.3% in the current quarter as a result of a significant increase in direct product costs from the Company’s printers in China and increased sales to channels with lower profit margins versus the prior year. These costs were partially offset by decreased warehousing, fulfillment and product development expenses.

Nine months ended December 31, 2009

The Company’s cost of sales from discontinued operations for the nine months ended December 31, 2009 decreased $76,099 from $2,867,161 in the prior year to $2,791,062 in the current year, a decrease of 2.7%. Cost of sales from discontinued operations as a percentage of net sales from discontinued operations increased from 58.5% to 62.3% in the current quarter as a result of a change in the sales mix and product cost increases from China which were partially offset by decreased warehousing, fulfillment and product development expenses.

GROSS PROFIT FROM DISCONTINUED OPERATIONS.

Three months ended December 31, 2009

The resulting gross profit from discontinued operations for the quarter ended December 31, 2009 increased 4.6% from $781,695 to $817,568. The gross margin was 45.4% in the prior year versus 41.4% in the current year’s quarter.

Nine months ended December 31, 2009

The resulting gross profit from discontinued operations for the nine months ended December 31, 2009 decreased 16.9% from $2,033,500 to $1,690,113. The gross margin was 41.5% in the prior year’s nine month period versus 37.7% in the current year’s nine month period.

SELLING, GENERAL & ADMINISTRATIVE COSTS FROM DISCONTINUED OPERATIONS.

Three months ended December 31, 2009

The Company’s selling, general, and administrative costs from discontinued operations increased 4.4% or $35,843 to $846,523 for the three months ended December 31, 2009 versus $810,679 for the three months ended December 31, 2008.  As a percentage of net sales from discontinued operations, selling, general and administrative expenses from discontinued operations decreased from 45.4% of net sales from discontinued operations from the prior year to 41.1% of net sales from discontinued operations in the current fiscal year.

Nine months ended December 31, 2009

The Company’s selling, general, and administrative costs from discontinued operations decreased 5.9% or $139,276 to $2,224,846 for the nine months ended December 31, 2009 versus $2,364,123 for the nine months ended December 31, 2008.  As a percentage of net sales from discontinued operations, selling, general and administrative expenses from discontinued operations increased from 48.2% of net sales from the prior year to 49.6% of net sales from discontinued operations in the current fiscal year. The increase in selling, general and administrative expenses from discontinued operations as a percentage of net sales was primarily as result of the decrease in sales.

LOSS FROM DISCONTINUED OPERATIONS.

Three months ended December 31, 2009

For the quarter ended December 31, 2009, the loss from discontinued operations was $28,955 versus a loss of $28,984 for the prior year’s quarter.

Nine months ended December 31, 2009

For the nine months ended December 31, 2009, the loss from discontinued operations was $534,733 versus a loss of $330,622 for the prior year’s nine month period.

OTHER INCOME/EXPENSE FROM DISCONTINUED OPERATIONS.

Three months ended December 31, 2009

The Company’s other expense from discontinued operations for the quarter ended December 31, 2009 was $46,598 versus income of $24,709 for the quarter ended December 31, 2008. The increase was due to a $55,000 gain on debt extinguishment in the prior year and higher interest expense in the current quarter.

Nine months ended December 31, 2009

The Company’s other expense from discontinued operations for the nine months ended December 31, 2009 was $103,075 versus an expense of $28,713 for the nine months ended December 31, 2008. Again, the increase was due to a $55,000 gain on debt extinguishment in the prior year and higher interest expense in the current quarter.

NET LOSS FROM DISCONTINUED OPERATIONS.

Three months ended December 31, 2009

As a result of the items discussed above, the Company’s net loss from discontinued operations for the quarter ended December 31, 2009 was $75,553 compared to a net loss from discontinued operations of $4,155 for the comparable prior quarter.

Nine months ended December 31, 2009

As a result of the items discussed above, the Company’s net loss from discontinued operations for the nine months ended December 31, 2009 was $637,808 compared to a net loss from discontinued operations of $359,331 for the comparable nine month period in the prior year.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described in Note  to our financial statements), the following policies involve a higher degree of judgment and/or complexity:

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

Liquidity and Capital Resources for Discontinued Operations

	For the Period Ended December 31, 2009	For the Period Ended March 31, 2009	Variance	% Change

Net assets (deficiency)	$(1,970,967)	$(501,331)	$(1,469,636)	NMF

Working capital (deficiency)	(2,968,207)	(1,689,672)	(1,278,535)	-75.7%

Accounts receivable, net	1,409,778	1,534,000	(124,222)	-8.1

Accounts payable and accrued expenses	1,658,481	1,765,002	(106,521)	-6.0

Royalties and commissions payable	573,594	436,658	(136,936)	31.4

The Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company’s ability to continue as a going concern.

On December 18, 2009 the Company executed an Asset Purchase Agreement whereby it would sell substantially all of its assets to MMAC, LLC, which also would assume certain liabilities of the Company.  A Form 8-K was filed with the Securities and Exchange Commission on December 23, 2009 to which the Agreement was attached as an Exhibit. For additional information on the proposed sale, see Note 3e (Assets Held for Sale) to Notes to Financial Statements above.

At December 31, 2009 the Company had a deficiency of net assets held for sale of $1,970,967 versus a deficiency of $501,331 at March 31, 2009. Working capital deteriorated by $1,278,535 from a deficiency of $1,689,672 to a deficiency of $2,968,207 at March 31, 2009.

Accounts receivable held for sale decreased from $1,534,000 at March 31, 2009 to $1,409,778 at December 31, 2009, a decrease of $124,222. Accounts payable and accrued expenses associated with assets held for sale decreased $106,521 versus the prior year from $1,765,002 to $1,658,481 at December 31, 2009. Royalties and commissions payable associated with assets held for sale  increased $136,936 versus the prior year from $436,658 at December 31, 2008 to $573,594 at December 31, 2009 primarily as a result of the sales mix.

In the quarter ended December 31, 2009, the Company received $419,000 in short-term notes from an Affiliate of the Buyer. The notes carry an interest rate of 7.0% and any accrued and unpaid interest is due along with any unpaid principal on May 31, 2010 or upon termination of the Asset Purchase Agreement.

As of March 5, 2009 the Company’s backlog from discontinued operations was approximately $1,310,000.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.    Controls and Procedures

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s critical disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009, the Company’s most recent evaluation of these controls. Based on that evaluation, Management identified the following weaknesses:

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

Given the above identified matters, Management believes that disclosure controls and procedures are not effective and these identified matters have not been remedied as of December 31, 2009. Further, even with proper oversight and controls, Management does not expect that our disclosure controls and procedures or our internal controls will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

Holders of a majority of the issued and outstanding shares of the Company (an aggregate of 361,162,081 shares, equaling 51.53% of such issued and outstanding shares) executed a Written Consent, dated December 18, 2009, approving the Asset Purchase Agreement, dated as of December 18, 2009 (the “Agreement”), between the Company and MMAC, LLC (“MMAC”),  providing for the sale by the Company of substantially all of its assets to, and the assumption of certain liabilities of the Company by, MMAC, approving the various transactions contemplated by the Agreement, approving and authorizing the preparation of an Information Statement, the filing thereof with the SEC and the mailing thereof to all shareholders of the Company, and approving certain related matters.

Item 5.     Other Information

None.

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

TRUDY CORPORATION
(REGISTRANT)

Date: March 5, 2010	By:	/s/ Ashley C. Andersen Zantop
Ashley C. Andersen Zantop,
President, Chief Executive Officer