Form 10-K
period 2010-03-31
TRUDY CORP
filed 2010-07-13
CIK 815098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2010

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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☒

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
Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010 based on a closing price of $.0002/share was $34,449.

As of June 30, 2010, 850,000,000 were authorized and 700,862,912, shares of Common Stock, $.001 par value per share, were issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Sale of the Company’s Assets and Assumption of Certain Liabilities

Trudy Corporation (hereinafter referred to as the ‘Company’) entered into an Asset Purchase Agreement, dated December 18, 2009, whereby the Company would sell substantially all of its assets to MMAC, LLC (“MMAC”), which also would assume certain liabilities of the Company (with the exception of approximately $2.7 million of debt owed to William W. Burnham, a principal shareholder and Chairman of the Company).

Under the terms of the original Asset Purchase Agreement, Trudy would receive a note in the principal amount of $225,000 from MMAC (the “Buyer Note”) and an equity interest in MMAC, not to exceed 33%, determined in accordance with the net asset value (“NAV”) of the Company at Closing. The note and equity would be transferred to Mr. Burnham in consideration of his release of the debt in the amount of $2.7 million with the exception of up to $50,000 of debt owed to Mr. Burnham (the “Seller Contingent Note”) which will remain outstanding and which will be repaid to Mr. Burnham one year following the closing if and to the extent Trudy has not spent the $50,000 of cash it will retain at the closing for general corporate purposes.

Holders of the Company’s common stock will not receive any payment or distribution with respect to their shares pursuant to the sale of substantially all the assets to MMAC or the possible dissolution of the Company or possible sale of the corporate shell, all described below.

It was a condition of Closing that such NAV be not less than negative $200,000 (-$200,000). The Company has entered into an Amendment No. 1, dated June 15, 2010, to its Asset Purchase Agreement. Under the terms of the Amendment, the condition of Closing requiring that NAV be not less than negative $200,000 (-$200,000) has been amended to provide that the NAV be not less than (-$442,000), taking into account any adjustment resulting from accounting credits and any cash payment by Mr. Burnham to the Company referred to below.

In addition, if the NAV is greater than negative $442,000 (-$442,000), but is equal to or less than negative $200,000 (-$200,000), the Buyer Note would be reduced by an amount equal to the difference between negative $100,000 (-$100,000) and the NAV. In connection with the reduction of the Buyer Note, Mr. Burnham would receive a number of Common Units, determined pursuant to the Operating Agreement of MMAC.

In the event that the NAV is equal to or less than negative $442,000 (-$442,000), the Buyer Note would be reduced to zero. Certain accounting credits for the Company for returnable sales and inventory obsolescence, subject to a $100,000 cap, could be used to offset up to 50% of the amount by which the NAV is than negative $442,000 (-$442,000). After taking into account such accounting credits, if available, Mr. Burnham would be required to make up the difference between the NAV (plus such accounting credits) and negative $442,000 (-$442,000) by a cash payment to the Company at Closing. Mr. Burnham would receive a number of Common Units in respect of such cash payment, determined pursuant to the Operating Agreement of MMAC.

As previously announced, at Closing, MMAC will assume loans made to the Company by an affiliate of MMAC. The aggregate amount of principal so loaned is currently $545,000.

MMAC will also enter into a new four year lease with Noreast Management, LLC, a company that is 91% owned by Mr. Burnham, for the Company’s current headquarters on substantially the same terms as the current lease with Trudy, except that MMAC may terminate the lease on six months’ prior written notice.

Ashley Andersen Zantop, CEO and President of the Company, Fell Herdeg, CFO, and Mr. Burnham will be retained as employees by MMAC on substantially the same terms as their current employment with the Company. Mr. Burnham and Ms. Andersen Zantop will join the Board of Directors of MMAC.

The Asset Purchase Agreement, as amended by Amendment No. 1, and the transactions contemplated thereby have been approved by an Independent Committee of outside Directors of the Company, by the Board of Directors of the Company and by written consent of holders of a majority of the issued and outstanding shares of Common Stock of the Company.

Furthermore, our Board of Directors has authorized the dissolution of our Company under Delaware law, the delisting of our Common Stock from trading through the facilities of the pink sheets, the deregistration of our Common Stock with the SEC and liquidation, all as soon as practicable after the closing of the asset sale, provided that our Company’s management has not determined an economically viable alternative to dissolution. The principal alternative to dissolution would entail the sale of the corporate shell. In the event of dissolution and liquidation, it is highly unlikely that stockholders will receive any distribution whatsoever. In the event of the sale of the corporate shell, it is possible that the Company could receive some form of consideration so that the shareholders could receive a distribution after payment of our Company’s expenses and repayment of the Seller Contingent Note. Our management considers a distribution unlikely; the Company can provide no assurances that it will be successful in the sale of the shell; and shareholders must not assume any benefit would result to them or distribution would be made.

The closing of the sale of assets and assumption of liabilities is subject to compliance with U.S. securities laws, including the clearance with the Securities and Exchange Commission of an Information Statement on Schedule 14C and a Transaction Statement on Schedule 13E-3, both of which will be mailed to all of the Company’s shareholders for their information, as well as other closing conditions. A Closing is expected in August 2010.

The assets and liabilities to be sold to MMAC are marked as assets held for sale and described below as discontinued operations. Please refer to Footnote 2a to the financial statements, Assets Held for Sale.

General Development of Business

Trudy Corporation (hereinafter referred to as the ‘Company’), publishes children’s books, books with read- and sing-along audio tapes and CD’s and designs, manufactures and markets children’s musical instruments, electronics and plush toys for sale to domestic and international retail and wholesale customers on a returnable and non-returnable basis. The Company’s products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints, Music for Little People and Fetching Books.

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

Segments

The Company sells its products in approximately 50 different channels of trade, both domestically and internationally to more than 40,000 customers. For further information please refer to Management’s Discussion and Analysis in this Form 10-K.

Products and Licensing

	Sales by license from discontinued operations for the fiscal years ended March 31,
License	2010	2009
Disney	46.0%	41.7%
Smithsonian	16.3	26.5
Proprietary	17.8	10.7
Sesame Street	10.8	3.8
WGBH	0.3	0.0
All other	8.8	17.3

The Company holds a non-exclusive publishing license with Disney Licensed Publishing, an imprint of Disney Book Group, LLC (“Disney”) for the territories of North America. The license is effective through December 31, 2010. The license provides for the Studio Mouse imprint to publish certain novelty book and audio CD formats for distribution into the licensed territories, as well as the United Kingdom, Russia, nine African countries and many select countries throughout Asia, the Middle East, Eastern Europe, Latin America, and the Caribbean, with more countries pending approval. The licensed characters include core properties such as Disney Princess and Winnie the Pooh, selected Disney Channel shows, as well as feature films including Disney • Pixar-branded titles such as “Finding Nemo”, “Cars”, and Disney feature films such as “Pirates of the Caribbean” as well as Disney’s own animation releases. The license also includes Spanish language for distribution in North America, Latin America and Spain and bilingual rights for North America and various other territories throughout the world.

The material published is targeted to a preschool through early elementary school audience and contains early childhood developmental and educational content utilizing popular Disney characters. Since the inception of the license the Company has published over 160 Disney-branded titles in English and Spanish. For the fiscal year ended March 31, 2010 sales of Disney-licensed product represented 46.0% of total sales. In the fiscal year ended March 31, 2009 sales of Disney-licensed product represented 41.7% of total sales. The Disney license requires royalties to be paid.

The Company holds a non-exclusive license with the Smithsonian Institution to create and/or distribute Smithsonian-licensed fiction titles through September 30, 2012. The license allows for the sale of educational components and bundled kits, under the Soundprints and Studio Mouse imprints, containing realistic wildlife plush toys, storybooks, and audio-books in various formats. For the fiscal year ended March 31, 2010 sales of Smithsonian-licensed product represented 16.3% of total sales. For the fiscal year ended March 31, 2009 sales of Smithsonian-licensed product represented 26.5% of total sales. The Smithsonian license requires royalties to be paid.

The Company did not renew its license with Sesame Workshop which terminated on December 31, 2009.

Disney-licensed Products

In fiscal 2010, the company introduced downloadable audio, e-book and activities to accompany the bonus audio CDs with our Disney Licensed products. The downloads are easily claimed on the new and improved Studio Mouse website.

In the spring of 2010, the Company released a new series, Learning Anywhere™. These titles feature characters from Disney Princess, Winnie the Pooh, Mickey Mouse Club House and Little Einsteins properties. The content focuses on early-learning concepts, such as the alphabet, numbers, and shapes. Each title features a French flap with bonus learning activities, an audio CD and stickers. Select titles feature a bonus audio and activities download. The Company has plans to expand and further develop this format for fiscal 2011.

Early in calendar year 2010, the Company launched a new series, Audio Tales™ with titles from well-loved Disney properties, such as Winnie the Pooh and Mickey Mouse Club House. Audio Tales™ are hardcover books designed with a handle for easy toting. Each book also includes an audio CD and downloadable audiobook and activities. The Company has plans for additional titles in this format for fiscal 2011.

The Company also continued to publish new Disney titles from successful series in the customary formats, Read, Play & Go™, Learn-on-the-Go™, Carry-a-Tune™, Learn & Carry™, Travel Pack™, Spelling Pieces™ and Storybook Sets™ formats. In calendar year 2010, the company introduced Mini Carry-a-Tune™, Mini Learn-on-the-Go™ and Power Pack™ formats.

Overall, the Company introduced 160 new titles in fiscal 2010, 103 new titles in fiscal 2009 and has plans to increase new introductions in future years.

Smithsonian-licensed products

In fiscal 2010, the Company launched a new title in the Smithsonian Alphabet Book series. The Alphabet of Dance is the first title in the series to feature an exclusive listen-and-learn download in place of a CD. This book features beautiful original artwork and clever rhyming text as found in previous titles in the series, and also comes with the full-sized tear-out poster, suitable for framing. Also in April of 2009, the company released Smithsonian Zip & Carry™, Insects A to Z, based on the Teachers’ Choice award-winning Alphabet book, Alphabet of Insects.

Also in fiscal 2010, the Company launched the first Smithsonian Learn-on-the-Go™ title: Dinosaurs and More!: Write-With-Me Alphabet. This full-color book features a zippered, padded cover, carrying handle, a write on-wipe off pen and audio CD. Its purpose is to help children practice writing each letter of the alphabet while they explore the prehistoric world.

In October of 2009, the Company added plush toys to the popular First Look™ board book series: First Look at Aircraft and First Look at Trucks were made available for the first time with plush toys and easy-to-download e-book formats. The Company has plans for additional titles in this format for fiscal 2011.

The new release in the very popular Baby Animals™ series for fiscal 2010 was Kitten and her Sister, available with an adorable plush toy.

In fiscal 2010, the Company reintroduced new titles from the popular Smithsonian Odyssey™ series. The new Odyssey Adventure™ books have a fresh new look and are available with audiobook downloads.

The Smithsonian I Love My™ series continues to enjoy a strong sell-through and the Company is planning additional titles and like series in this format for fiscal 2011.

Proprietary Products

Early Spring 2010, the Company released another title in its successful Alphabet Books series featuring content created in conjunction with the African Wildlife Foundation entitled Alphabet of African Animals. This paperback title is available with CD and download.

Formats

Fiscal year 2009 marked the development of several new formats and related digital media opportunities for the company. In early Spring of 2009, the Company was pleased to partner with Audible.com and Follett Digital to introduce a range of the Company’s successful titles as e-book downloads. Below is a summary of some of the Company’s unique formats and a sampling of the licensed properties that are combined with these formats:

●	In early 2009, the Company launched two new formats designed to address the market opportunity for unique book and CD combinations:
●
The Read, Play & Go!™ format is a 7 by 7 inch, 20-page board book with a casebound hardcover, audio CD and carry-along handle, with a retail price of $9.99. This format was launched with Disney-licensed content featuring Disney Mickey Mouse Club House and Winnie the Pooh content as well as Sesame-licensed content featuring Elmo and Abby Cadabby. It was first launched in English and then in Spanish for Spain. The Company is continuing to release titles in this format.

●
Step-by-Step™ format is a 7 x 9 inch puzzle book with 10 pages, a padded casebound cover, and an audio CD in a patented CD storage tray for $15.99, and was first released with content featuring Disney Princess, Disney •  Pixar Cars, and Sesame Street. This format was launched in English for sale in the domestic specialty, trade and mass markets.

●
In 2009 the Company also launched a variety of titles with the digital distributors noted above for sales to the school and library market and directly to consumers in a PDF –based digital eBook format and an audio-visual MP4 format.

●
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

Marketing and Sales

The Company’s products are sold both nationally and internationally to book, toy, and specialty store resellers, warehouse clubs and book, gift and educational distributors by an in-house sales staff and approximately 100 independent commissioned sales representatives. The Company also mails a catalog directly to consumers, schools, and libraries for Music For Little People™, its direct-to-consumer and school and library business assets that were purchased from Musical Kidz, LLC in FY 2008.

A Vice President of Sales as well as a team of independent representatives call on mass merchandisers and non-returnable specialty book accounts such as Target, Costco, Barnes and Noble, T.J. Maxx and Wal-Mart. They also handle direct sales to international accounts, domestic specialty accounts and other retailers and wholesalers. The Vice President of Sales also supervises several networks of independent sales representatives totaling over 100 sales people who call on all other applicable book, gift and toy sales channels. Two independent sales representatives specifically call on specialty sales customers in the home shopping television, door-to-door and display marketing channels. The Vice President of Direct-to-Consumer Sales oversees direct-to-consumer sales under the Music for Little People™ imprint. The Chairman and Director of Corporate Development and the CEO each handle sales development in certain targeted international territories.

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

The Company manufactures the majority of its products by sub-contracting with independent plush toy factories, compact disc duplicators, toy manufacturers and printing plants located in Asia. Toys purchased during the year were purchased from one vendor in China, but the Company has other qualified sources of supply from which it has purchased in the past. Books and audio are procured from multiple vendors in China, Indonesia and Singapore. The Company co-copyrights with the Smithsonian Institution the design of each Smithsonian toy; the design of each Disney toy is owned by Disney. The designs of other stuffed toy products are proprietary to the Company.

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

Governmental Regulations

The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. Those laws empower the Consumer Products Safety Commission (the “CPSC”) to protect children from hazardous products. The CPSC has the authority to exclude from the market any articles that are found to be hazardous and can require a manufacturer to repurchase such products under certain circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company endeavors to comply with all applicable regulations.

Competition

The Company believes it is the leading supplier of licensed educational books and audiobooks that are often packaged with realistic plush toys. The Company is not aware of any direct competitors in this unique market although there are a small number of publishers who compete by combining plush toys with single titles of children’s classic books or licensed sound books. Management believes that the Company’s innovative approach to packaging audio CDs with educational novelty books also differentiates its products in the marketplace and has little competition from other publishers in this market niche, although more publishers are experimenting with combining some form of CD with various book formats such as workbooks, sticker books and activity books. The Company believes that its competitive advantages lie in its licenses with Disney and the Smithsonian Institution, its unique editorial genre, its innovative formats, its superior design, its creative approach to new product development including book formats, electronic formats and the perceived high quality of its products relative to the retail price.

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

Employees

As of March 31, 2010 the Company had 25 full-time and 2 part-time employees. As of May 31, 2010 the Company had 23 full-time and 3 part-time employees.

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

The Company also leases a small space in Redway, California to house the 1 employee allocated to the Music for Little People™ direct-to-consumer and school and library business.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock traded on the OTC Bulletin Board under the symbol “TRDY.OB” until August 14, 2009 when its stock was delisted for failure to file its annual report on Form 10K for the year ended March 31, 2009 on a timely basis. After August 14, 2009, the stock has been traded on the Pink Sheets.

As of May 31, 2010 the price of the Company’s Common Stock was $0.0003 per share. The prices presented were bid quotations, as reported by the OTC Bulletin Board Market, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of March 31, 2010, there were 1,088 common stockholders of record; there were 1,427 as of March 31, 2009.

Since its organization, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors including future earnings, capital requirements, and the financial condition of the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale.

The Company maintains allowances for product returns. These allowances are based on historical experience and known factors regarding specific information from customers or a product’s known sell-through performance in the marketplace. If product return rates exceeded the established allowances, additional allowances would be required.

For the year ended March 31, 2010 the Company did not record revenues for the majority of its largest returnable accounts. Such sales were deemed to be consignment sales and would not be recorded as revenue until payment was made. The Company will review this change in the future to determine whether the Company can return to its historical method of booking sales upon invoice with an appropriate reserve for product returns.

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

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Sale of the Company’s Assets and Assumption of Certain Liabilities

The Company entered into an Asset Purchase Agreement, dated December 18, 2009, whereby the Company would sell substantially all of its assets to MMAC, LLC (“MMAC”), which also would assume certain liabilities of the Company (with the exception of approximately $2.7 million of debt owed to William W. Burnham, a principal shareholder and Chairman of the Company).

Holders of the Company’s common stock will not receive any payment or distribution with respect to their shares pursuant to the sale of substantially all the assets to MMAC or the possible dissolution of the Company or possible sale of the corporate shell, all described below.

The Asset Purchase Agreement, as amended by Amendment No. 1 dated June 15, 2010, and the transactions contemplated thereby have been approved by an Independent Committee of outside Directors of the Company, by the Board of Directors of the Company and by written consent of holders of a majority of the issued and outstanding shares of Common Stock of the Company.

Furthermore, our Board of Directors has authorized the dissolution of our Company under Delaware law, the delisting of our Common Stock from trading through the facilities of the pink sheets, the deregistration of our Common Stock with the SEC and liquidation, all as soon as practicable after the closing of the asset sale, provided that our Company’s management has not determined an economically viable alternative to dissolution. The principal alternative to dissolution would entail the sale of the corporate shell. In the event of dissolution and liquidation, it is highly unlikely that stockholders will receive any distribution whatsoever. In the event of the sale of the corporate shell, it is possible that the Company could receive some form of consideration so that the shareholders could receive a distribution after payment of our Company’s expenses and repayment of the Seller Contingent Note. Our management considers a distribution unlikely; the Company can provide no assurances that it will be successful in the sale of the shell; and shareholders must not assume any benefit would result to them or distribution would be made.

The closing of the sale of assets and assumption of liabilities is subject to compliance with U.S. securities laws, including the clearance with the Securities and Exchange Commission of an Information Statement on Schedule 14C and a Transaction Statement on Schedule 13E-3, both of which will be mailed to all of the Company’s shareholders for their information, as well as other closing conditions. A Closing is expected in August 2010.

The assets and liabilities to be sold to MMAC are marked as assets held for sale and described below as discontinued operations. Please refer to Footnote 2a to the financial statements, Assets Held for Sale.

Results of Operations

NET SALES FROM DISCONTINUED OPERATIONS

Overview

Consolidated net sales from discontinued operations for the year ended March 31, 2010 were $5,355,782 compared to $5,833,843 for the year ended March 31, 2009, a decrease of $478,060, or 8.2%.

The Company’s profit margin from discontinued operations improved from 33.7% in the prior year to 35.6% in the current year, resulting in gross profit from discontinued operations for the current year of $1,940,477 compared with gross profit for the prior year of $1,967,601. The Company’s fiscal 2010 net loss from discontinued operations was $1,093,368 versus a net loss of $1,291,602 for the prior year, a decreased loss of $198,234. The gross profit improvement was due to a change in the sales mix, decreased amortization costs, warehousing, and fulfillment expenses.

Sales Declines

Music For Little People account sales from discontinued operations declined $562,450 or 49.7%. The lower revenue was primarily due to the effort to conserve cash by mailing the Company’s annual catalog later in the December quarter, and at a reduced quantity to support the division’s e-commerce web sales for the period.

International mass market distributor sales from discontinued operations decreased $392,388 or 35.7% as a result of the poor economic conditions in Latin America and the loss of distribution from the Company’s distributor in that market.

Domestic book distributor direct (display marketers) sales from discontinued operations declined $276,963 or 49.3% as a result of reduced purchases by the Company’s one major display marketer customer due to poor economic conditions and the reluctance of this customer to accept the Company’s price increases.

Sales Increases

Sales to non-returnable discount retailers from discontinued operations increased $416,921 or 75.8% as a result of a decision by two major national discount chains to increase their book purchases from the Company’s titles based on favorable test marketing.

Sales to international trade book distributors from discontinued operations increased $332,112, or more than double, as a result of the Company’s addition of a new distributor in Italy.

The remaining net change in sales from discontinued operations was the result of sales increases and decreases over the rest of the Company’s 50 divisions.

COST OF SALES FROM DISCONTINUED OPERATIONS.

The Company’s cost of sales from discontinued operations for the year ended March 31, 2010 decreased $450,937 from $3,866,242 in the prior year to $3,415,305 in the current year, a decrease of 11.7%. Cost of sales as a percentage of net sales from discontinued operations increased from 63.3% to 63.7% in the current year. The most significant contributor to the decreased cost of sales came from decreased product development costs, salaries and benefits expenses and lower warehousing and fulfillment costs resulting from a change in its outsourced warehouse for handling sales of Music for Little People products. As a percentage of net sales from discontinued operations, direct product costs (cost of goods excluding overhead and miscellaneous costs) in aggregate increased from 41.4% to 43.6% as a result of a change in the sale mix and cost increases from international manufacturers, primarily located in southern China.

GROSS PROFIT FROM DISCONTINUED OPERATIONS.

The resulting gross profit from discontinued operations for the year ended March 31, 2010 decreased 1.4% to $1,940,477 versus the prior year’s gross profit of $1,967,601. Gross margin improved slightly from 33.7% in the prior year to 36.2% for the year ended March 31, 2010.

SELLING, GENERAL & ADMINISTRATIVE COSTS FROM DISCONTINUED OPERATIONS.

The Company’s selling, general, and administrative costs from discontinued operations decreased $390,097 to $2,810,163 from $3,200,260 for the year ended March 31, 2010, a decrease of 12.2%.

Decreased costs include royalties, salaries, and amortization expenses. These decreases were partially offset by increases in catalog expenses and other outside services along with other small cost increases.

LOSS FROM DISCONTINUED OPERATIONS PRIOR TO OTHER INCOME/EXPENSES.

The resulting loss from discontinued operations prior to other income/expenses for the year ended March 31, 2010 was $869,686 versus a loss of $1,232,659 for the prior year. As a percentage of net sales, the loss from operations was 16.2% for the current year versus a loss of 21.1% for the prior year.

OTHER INCOME/EXPENSE FROM DISCONTINUED OPERATIONS.

Total other expense (net) from discontinued operations for the year ended March 31, 2010 increased 279.5% to $223,682. This was due to increased interest expense in the current year and due to a non recurring debt extinguishment of $55,000 in the prior year. This debt was related to a note due a former joint venture partner that filed for bankruptcy in the Republic of South Africa.

NET LOSS FROM DISCONTINUED OPERATIONS.

As a result of the items discussed above, the Company’s net loss from discontinued operations for the year ended March 31, 2010 was $1,093,368 compared to a net loss of $1,290,602 for the comparable prior fiscal year.

Recently Adopted and Recently Enacted Accounting Pronouncements-

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any potential future acquisitions.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact our consolidated results of operations or financial condition.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, or ASU 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements, if any.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In January 2010, the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer will be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted within the year ended March 31, 2010 financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 is not expected to have an impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, or ASU 2010-17, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements that contain payment provisions contingent upon achieving specified events. ASU 2010-17 is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements, if any.

Liquidity and Capital Resources for Discontinued Operations

	For the years ended March 31,
	2010	2009	Variance	% change

Net assets (deficiency)	$(2,320,770)	$(1,333,071)	$(987,699)	74.1%

Working capital (deficiency)	(3,416,653)	(2,554,236)	(862,417)	33.8

Accounts payable and accrued expenses	1,597,793	1,766,359	(168,566)	-9.5

Royalties and commissions payable	424,011	554,060	(130,049)	-23.5

Accounts receivable	994,945	1,042,278	(47,333)	-4.5

The Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors raise substantial doubt about the Company’s ability to continue as a going concern. Furthermore, our Board of Directors has authorized the dissolution of our Company under Delaware law, the delisting of our Common Stock from trading through the facilities of the pink sheets, the deregistration of our Common Stock with the SEC and liquidation, all as soon as practicable after the closing of the asset sale, provided that our Company’s management has not determined an economically viable alternative to dissolution. The principal alternative to dissolution would entail the sale of the corporate shell. In the event of dissolution and liquidation, it is highly unlikely that stockholders will receive any distribution whatsoever. In the event of the sale of the corporate shell, it is possible that the Company could receive some form of consideration so that the shareholders could receive a distribution after payment of our Company’s expenses and repayment of the Seller Contingent Note. Our management considers a distribution unlikely; the Company can provide no assurances that it will be successful in the sale of the shell; and shareholders must not assume any benefit would result to them or distribution would be made.

On December 18, 2009 the Company entered into an Asset Purchase Agreement whereby the Company would sell substantially all of its assets to MMAC, LLC (“MMAC”), which also would assume certain liabilities of the Company (with the exception of approximately $2.7 million of debt owed to William W. Burnham, a principal shareholder and Chairman of the Company).

Under the terms of the original Asset Purchase Agreement, Trudy would receive a note in the principal amount of $225,000 from MMAC (the “Buyer Note”) and an equity interest in MMAC, not to exceed 33%, determined in accordance with the net asset value (“NAV”) of the Company at Closing. The note and equity would be transferred to Mr. Burnham in consideration of his release of the debt in the amount of $2.7 million with the exception of up to $50,000 of debt owed to Mr. Burnham (the “Seller Contingent Note”) which will remain outstanding and which will be repaid to Mr. Burnham one year following the closing if and to the extent Trudy has not spent the $50,000 of cash it will retain at the closing for general corporate purposes.

Holders of the Company’s common stock will not receive any payment or distribution with respect to their shares pursuant to the sale of substantially all the assets to MMAC or the possible dissolution of the Company or possible sale of the corporate shell, all described below.

It was a condition of Closing that such NAV be not less than negative $200,000 (-$200,000). The Company has entered into an Amendment No. 1, dated June 15, 2010, to its Asset Purchase Agreement. Under the terms of the Amendment, the condition of Closing requiring that NAV be not less than negative $200,000 (-$200,000) has been amended to provide that the NAV be not less than (-$442,000), taking into account any adjustment resulting from accounting credits and any cash payment by Mr. Burnham to the Company referred to below.

In addition, if the NAV is greater than negative $442,000 (-$442,000), but is equal to or less than negative $200,000 (-$200,000), the Buyer Note would be reduced by an amount equal to the difference between negative $100,000 (-$100,000) and the NAV. In connection with the reduction of the Buyer Note, Mr. Burnham would receive a number of Common Units, determined pursuant to the Operating Agreement of MMAC.

In the event that the NAV is equal to or less than negative $442,000 (-$442,000), the Buyer Note would be reduced to zero. Certain accounting credits for the Company for returnable sales and inventory obsolescence, subject to a $100,000 cap, could be used to offset up to 50% of the amount by which the NAV is less than negative $442,000 (-$442,000). After taking into account such accounting credits, if available, Mr. Burnham would be required to make up the difference between the NAV (plus such accounting credits) and negative $442,000 (-$442,000) by a cash payment to the Company at Closing. Mr. Burnham would receive a number of Common Units in respect of such cash payment, determined pursuant to the Operating Agreement of MMAC.

As previously announced, at Closing, MMAC will assume loans made to the Company by an affiliate of MMAC. The aggregate amount of principal so loaned is currently $545,000.

MMAC will also enter into a new four year lease with Noreast Management, LLC, a company that is 91% owned by Mr. Burnham, for the Company’s current headquarters on substantially the same terms as the current lease with Trudy, except that MMAC may terminate the lease on six months’ prior written notice.

Ashley Andersen Zantop, CEO and President of the Company, Fell Herdeg, CFO, and Mr. Burnham will be retained as employees by MMAC on substantially the same terms as their current employment with the Company. Mr. Burnham and Ms. Andersen Zantop will join the Board of Directors of MMAC.

The Asset Purchase Agreement, as amended by Amendment No. 1, and the transactions contemplated thereby have been approved by an Independent Committee of outside Directors of the Company, by the Board of Directors of the Company and by written consent of holders of a majority of the issued and outstanding shares of Common Stock of the Company.

Furthermore, our Board of Directors has authorized the dissolution of our Company under Delaware law, the delisting of our Common Stock from trading through the facilities of the pink sheets, the deregistration of our Common Stock with the SEC and liquidation, all as soon as practicable after the closing of the asset sale, provided that our Company’s management has not determined an economically viable alternative to dissolution. The principal alternative to dissolution would entail the sale of the corporate shell. In the event of dissolution and liquidation, it is highly unlikely that stockholders will receive any distribution whatsoever. In the event of the sale of the corporate shell, it is possible that the Company could receive some form of consideration so that the shareholders could receive a distribution after payment of our Company’s expenses and repayment of the Seller Contingent Note. Our management considers a distribution unlikely; the Company can provide no assurances that it will be successful in the sale of the shell; and shareholders must not assume any benefit would result to them or distribution would be made.

The closing of the sale of assets and assumption of liabilities is subject to compliance with U.S. securities laws, including the clearance with the Securities and Exchange Commission of an Information Statement on Schedule 14C and a Transaction Statement on Schedule 13E-3, both of which will be mailed to all of the Company’s shareholders for their information, as well as other closing conditions. A Closing is expected in August 2010.

At March 31, 2010 the Company had a deficiency of net assets held for sale of $2,320,770 versus a deficiency of $1,333,071 at March 31, 2009. Working capital deteriorated by $862,417 from a deficiency of $2,554,236 to a deficiency of $3,416,653 at March 31, 2010.

Accounts receivable held for sale decreased from $1,042,278 at March 31, 2009 to $994,945 at March 31, 2010, a decrease of $47,333. Accounts payable and accrued expenses associated with assets held for sale decreased $168,566 versus the prior year from $1,597,793 to $1,776,359 at March 31, 2010. Royalties and commissions payable associated with assets held for sale decreased $130,049 versus the prior year from $554,060 at March 31, 2009 to $424,011 at March 31, 2010 primarily as a result of the sales mix.

For the year ended March 31, 2010, the Company received $419,000 in short-term notes from an Affiliate of the Buyer. The notes carry an annual interest rate of 7.0% and any accrued and unpaid interest is due along with any unpaid principal upon termination of the Asset Purchase Agreement.

For the year ended March 31, 2010 the Company also received an additional $601,580 in short-term notes from Mr. Burnham, also its principal shareholder. Mr. Burnham also assumed $223,151 in additional debt that had previously been due to the Company’s bank. All of his shareholder notes are demand notes.

As of July 7, 2010 the Company’s backlog from discontinued operations was approximately $787,000.

Item 8. Financial Statements

Trudy Corporation

Financial Report

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trudy Corporation
Norwalk, CT 06851

We have audited the accompanying balance sheets of Trudy Corporation (the “Company”) as of March 31, 2010 and 2009, and the related statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trudy Corporation as of March 31, 2010 and 2009, and the results of its operations, changes in shareholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered net losses from discontinued operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
July 9, 2010

Trudy Corporation
Balance Sheets
As of March 31, 2010 and March 31, 2009

	2010	2009
Assets

Current assets
Assets held for sale
Cash and cash equivalents	$94,954	$122,739
Accounts receivable, net	994,945	1,042,278
Inventory, net	1,390,503	1,649,476
Prepaid expenses and other current assets	169,762	172,827

Total current assets	2,650,164	2,987,320

Assets held for sale
Equipment, net	68,161	84,792
Royalty advances, net	247,436	264,820
Prepublication costs and other assets, net	452,700	484,645
Intangible assets, net	327,586	386,908

Total other assets	1,095,883	1,221,165

Total assets	$3,746,047	$4,208,485

Liabilities
Current liabilities associated with assets held for sale
Accounts payable and accrued expenses	$1,504,240	$1,723,120
Accounts payable - Related parties	93,553	43,239
Notes payable - Bank	710,706	1,045,947
Notes payable - Related parties	2,680,701	1,894,959
Notes payable - Third party	429,251	0
Deferred revenue	224,355	280,231
Royalties and commissions payable	424,011	554,060

Total current liabilities	6,066,817	5,541,556

Total liabilities	6,066,817	5,541,556

Commitments

Shareholders’ deficit
Common stock - $ 0.0001 par value 850,000,000 shares authorized 700,862,912 issued and outstanding at March 31, 2010 and March 31, 2009	70,087	70,087
Paid-in capital	7,246,419	7,140,750
Accumulated deficit	(9,637,276)	(8,543,908)

Total shareholders’ deficit	(2,320,770)	(1,333,071)

Total liabilities and shareholders’ deficit	$3,746,047	$4,208,485

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation
Statements of Operations
Years Ended March 31, 2010 & 2009

	Twelve Month Periods
	Ended March 31,
	2010	2009

Net Sales	$—	$—
Cost of sales	—	—

Gross profit	—	—

Operating expenses:
Selling, general and administrative	—	—

Loss from continuing operations	—	—

Loss from discontinued operations	(1,093,368)	(1,291,602)

Net loss	$(1,093,368)	$(1,291,602)

Basic and diluted net loss per share from continuing operations	$0.00	$0.00

Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	700,862,912	647,853,475

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation
Changes in Shareholders’ Deficit
Years ended March 31, 2010 & 2009

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2008	641,307,356	$64,131	$7,035,506	$(7,252,306)	$(152,669)

Stock-based Compensation	4,000,000	400	10,800	—	11,200

Shares issued in acquisition	55,555,556	5,556	94,444	—	100,000

Net loss				(1,291,602)	(1,291,602)

Balance at March 31, 2009	700,862,912	$70,087	$7,140,750	$(8,543,908)	$(1,333,071)

Interest imputed on shareholder loan			105,669	—	105,669

Net loss				(1,093,368)	(1,093,368)

Balance at March 31, 2010	700,862,912	$70,087	$7,246,419	$(9,637,276)	$(2,320,770)

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the financial statements.

Trudy Corporation
Statements of Cash Flows
Years Ended March 31, 2010 & 2009

	2010	2009

Cash Flows From Operating Activities
Net loss from discontinued operations	$(1,093,368)	$(1,291,602)
Adjustments to reconcile net loss to net cash (used in)/provided operating activities:
Depreciation	22,243	19,288
Amortization of intangibles	59,322	63,092
Amortization of pre-publication costs	124,540	281,091
Imputed interest expense	105,669	—
Provision for losses on accounts receivable	107,347	25,000
Provision for promotional allowance	—	(7,000)
Provision for slow moving inventory	12,972	(20,334)
Provision for sales returns	—	(691,687)
Stock-based board Compensation	—	10,080
Gain on debt extinguishment	—	(55,000)
Stock-based salary expense	—	1,120

Changes in operating assets and liabilities:
Change in accounts receivable	(60,014)	1,173,684
Change in inventories	246,001	(105,175)
Change in prepaid expenses and other current assets	121,067	(10,906)
Change in accounts payable and accrued expenses	(158,315)	422,450
Change in deferred revenue	(55,876)	246,231
Change in royalties and commissions payable	(130,049)	201,662
Net cash provided/(used) by operating activities	(698,461)	261,994

Investing activities:
Purchases of property and equipment	(5,612)	(2,209)
Pre-publication and royalty advances	(193,213)	(369,636)
Net cash used by investing activities	(198,825)	(371,845)

Financing activities:
Borrowings on debt	419,000	1,062,448
Principal payments on debt	(112,089)	(976,544)
Repayments to related parties	(38,990)	(64,024)
Proceeds from related parties	601,580	189,454
Net cash provided/(used) by financing activities	869,501	211,334

Net increase / (decrease) in cash and cash equivalents	(27,785)	101,483
Cash and cash equivalents at beginning of period	122,739	21,256
Cash and cash equivalents at end of period	$94,954	$122,739

Supplemental Cash Flow Information:

Cash paid for interest	$31,733	$126,604
Cash paid for income taxes	$—	$—

Non-cash investing & financing activities:
Shares issued for acquisition	—	100,000
Purchase of fixed assets with related party note	—	18,000
Capital lease addition	—	18,530

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2010 and 2009, respectively.

Credit Risk

The Company transacts business on a credit basis with its customers. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks. The Company also obtains credit insurance on customers when it is deemed warranted. As of March 31, 2010 and 2009 the Company had allowances for bad debt of $113,192 and $100,000, respectively.

The Company also carries an allowance for promotional or cooperative advertising where the Company agrees to pay for a portion of ads run by a merchandiser in order to promote sales of the Company’s products that are in, or soon will be, in the stores. As of March 31, 3010 and 2009 the Company had allowances for promotional and coop advertising of $45,000 and $23,000, respectively.

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company reviews its inventory for obsolescence and provides for obsolescence when the inventory is deemed to be unsaleable over a reasonable time.

Market value is determined by the sales price that the Company would expect to receive to liquidate quantities of inventory. Valuation reserves are estimated based on quantities on hand, historical and forecasted sales. As of March 31, 2010 and 2009, the Company had allowances for inventory obsolescence of $277,963 and $264,991, respectively.

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

Long-Lived Assets

In accordance with the FASB standard for accounting for the impairment or disposal of long-lived assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management performs ongoing business reviews and evaluates impairment indicators based on qualitative and quantitative factors. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

Revenue

Revenues are recorded in accordance GAAP.

Revenues from product sales are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, the price is considered fixed and/or determinable, and collection is reasonably assured. Since many of the product shipments are accompanied with the right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with the applicable FASB standard, based on historical experience. Returned product is resold when possible. Historically, a portion of returned product is deemed unsaleable and is destroyed.

For the year ended March 31, 2010 the Company did not record revenues for the majority of its largest returnable accounts. Such sales were deemed to be consignment sales and would not be recorded as revenue until payment was made. The Company will review this change in the future to determine whether the Company can return to its historical method of booking sales upon invoice with an appropriate reserve for product returns.

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

Income Taxes

Income taxes are accounted for in accordance with the applicable FASB standard. The standard employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, the standard allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible for tax purposes in future periods. A valuation allowance is recognized, if on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

In December 2004, a FASB standard was issued that requires public companies to recognize compensation expense for the cost of awards of equity compensation effective for fiscal years beginning after July 1, 2005.

This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The provisions of the standard were effective for the Company on April 1, 2006. The adoption of the standard did not have a material impact on the financial statements since the Company has no outstanding stock options.

The Company periodically issues shares of its common stock to employees as grants. Shares issued for services are valued either at the Company’s estimate of the fair value of the common stock at the date of issuance or based on the market price at the date of issuance.

Income/Loss Per Share Computation

Income/loss per share is computed in accordance with the applicable FASB standard. Basic earnings per share is computed by dividing net income/loss by the weighted average number of outstanding common shares. Diluted earnings per share is computed using the weighted average number of outstanding common shares and common share equivalents during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities, if any, using the if-converted method. There were no dilutive securities for the fiscal years ended March 31, 2010 or 2009.

Advertising

Advertising costs are expensed as incurred, except for catalogs and brochures which are all amortized over the period benefited not to exceed twelve months from the publication date. The Company provides cooperative advertising allowances to certain customers. These allowances are accounted for in accordance with the requirements of the applicable Emerging Task Force Statement.

Advertising expense related to catalogs and brochures was $190,826 and $141,411 for the years ended March 31, 2010 and 2009, respectively.

Other advertising expense was $21,087 and $43,723 for the years ended March 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

In February of 2007 the Financial Accounting Standards Board issued a pronouncement of fair value measurements. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, The standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

	Level 1. Observable inputs such as quoted prices in active markets;

	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no instruments in which the standard was applied to as of March 31, 2010.

Total
Gains
	Level 1	Level 2	Level 3	(Losses)
	$—	$—	$—	$—
Total	$—	$—	$—	$—

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any potential future acquisitions.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact our consolidated results of operations or financial condition.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, or ASU 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements, if any.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In January 2010, the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer will be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted within the year ended March 31, 2010 financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 is not expected to have an impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, or ASU 2010-17, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements that contain payment provisions contingent upon achieving specified events. ASU 2010-17 is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements, if any.

Goodwill and Other Intangibles

The Company tests its non-amortized intangible assets for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrant such testing. The carrying value of goodwill is compared to the fair value of the reporting unit in this comparison. If the fair value of the reporting unit is less than the fair value of the goodwill, an adjustment to the carrying value of goodwill is required.

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

Our Board of Directors has authorized the dissolution of our Company under Delaware law, the delisting of our Common Stock from trading through the facilities of the pink sheets, the deregistration of our Common Stock with the SEC and liquidation, all as soon as practicable after the closing of the asset sale, provided that our Company’s management has not determined an economically viable alternative to dissolution. The principal alternative to dissolution would entail the sale of the corporate shell. In the event of dissolution and liquidation, it is highly unlikely that stockholders will receive any distribution whatsoever. In the event of the sale of the corporate shell, it is possible that the Company could receive some form of consideration so that the shareholders could receive a distribution after payment of our Company’s expenses and repayment of the Seller Contingent Note. Our management considers a distribution unlikely; the Company can provide no assurances that it will be successful in the sale of the shell; and shareholders must not assume any benefit would result to them or distribution would be made.

2. Discontinued Operations

a. Assets Held for Sale

Sale of the Company’s Assets and Assumption of Certain Liabilities

Trudy Corporation (hereinafter referred to as the ‘Company’) entered into an Asset Purchase Agreement, dated December 18, 2009, whereby the Company would sell substantially all of its assets to MMAC, LLC (“MMAC”), which also would assume certain liabilities of the Company (with the exception of approximately $2.7 million of debt owed to William W. Burnham, a principal shareholder and Chairman of the Company).

Under the terms of the original Asset Purchase Agreement, Trudy would receive a note in the principal amount of $225,000 from MMAC (the “Buyer Note”) and an equity interest in MMAC, not to exceed 33%, determined in accordance with the net asset value (“NAV”) of the Company at Closing. The note and equity would be transferred to Mr. Burnham in consideration of his release of the debt in the amount of $2.7 million with the exception of up to $50,000 of debt owed to Mr. Burnham (the “Seller Contingent Note”) which will remain outstanding and which will be repaid to Mr. Burnham one year following the closing if and to the extent Trudy has not spent the $50,000 of cash it will retain at the closing for general corporate purposes.

Holders of the Company’s common stock will not receive any payment or distribution with respect to their shares pursuant to the sale of substantially all the assets to MMAC or the possible dissolution of the Company or possible sale of the corporate shell, all described below.

It was a condition of Closing that such NAV be not less than negative $200,000 (-$200,000). The Company has entered into an Amendment No. 1, dated June 15, 2010, to its Asset Purchase Agreement. Under the terms of the Amendment, the condition of Closing requiring that NAV be not less than negative $200,000 (-$200,000) has been amended to provide that the NAV be not less than (-$442,000), taking into account any adjustment resulting from accounting credits and any cash payment by Mr. Burnham to the Company referred to below.

In addition, if the NAV is greater than negative $442,000 (-$442,000), but is equal to or less than negative $200,000 (-$200,000), the Buyer Note would be reduced by an amount equal to the difference between negative $100,000 (-$100,000) and the NAV. In connection with the reduction of the Buyer Note, Mr. Burnham would receive a number of Common Units, determined pursuant to the Operating Agreement of MMAC.

In the event that the NAV is equal to or less than negative $442,000 (-$442,000), the Buyer Note would be reduced to zero. Certain accounting credits for the Company for returnable sales and inventory obsolescence, subject to a $100,000 cap, could be used to offset up to 50% of the amount by which  the NAV is than negative $442,000 (-$442,000). After taking into account such accounting credits, if available, Mr. Burnham would be required to make up the difference between the NAV (plus such accounting credits) and negative $442,000 (-$442,000) by a cash payment to the Company at Closing. Mr. Burnham would receive a number of Common Units in respect of such cash payment, determined pursuant to the Operating Agreement of MMAC.

As previously announced, at Closing, MMAC will assume loans made to the Company by an affiliate of MMAC. The aggregate amount of principal so loaned is currently $545,000.

MMAC will also enter into a new four year lease with Noreast Management, LLC, a company that is 91% owned by Mr. Burnham, for the Company’s current headquarters on substantially the same terms as the current lease with Trudy, except that MMAC may terminate the lease on six months’ prior written notice.

Ashley Andersen Zantop, CEO and President of the Company, Fell Herdeg, CFO, and Mr. Burnham will be retained as employees by MMAC on substantially the same terms as their current employment with the Company. Mr. Burnham and Ms. Andersen Zantop will join the Board of Directors of MMAC.

The Asset Purchase Agreement, as amended by Amendment No. 1, and the transactions contemplated thereby have been approved by an Independent Committee of outside Directors of the Company, by the Board of Directors of the Company and by written consent of holders of a majority of the issued and outstanding shares of Common Stock of the Company.

Furthermore, our Board of Directors has authorized the dissolution of our Company under Delaware law, the delisting of our Common Stock from trading through the facilities of the pink sheets, the deregistration of our Common Stock with the SEC and liquidation, all as soon as practicable after the closing of the asset sale, provided that our Company’s management has not determined an economically viable alternative to dissolution. The principal alternative to dissolution would entail the sale of the corporate shell. In the event of dissolution and liquidation, it is highly unlikely that stockholders will receive any distribution whatsoever. In the event of the sale of the corporate shell, it is possible that the Company could receive some form of consideration so that the shareholders could receive a distribution after payment of our Company’s expenses and repayment of the Seller Contingent Note. Our management considers a distribution unlikely; the Company can provide no assurances that it will be successful in the sale of the shell; and shareholders must not assume any benefit would result to them or distribution would be made.

The closing of the sale of assets and assumption of liabilities is subject to compliance with U.S. securities laws, including the clearance with the Securities and Exchange Commission of an Information Statement on Schedule 14C and a Transaction Statement on Schedule 13E-3, both of which will be mailed to all of the Company’s shareholders for their information, as well as other closing conditions. A Closing is expected in August 2010.

Net revenue from discontinued operations for the year ended March 31, 2010 was $5,355,782. Net loss from discontinued operations for the year ended March 31, 2010 was $1,093,368. Net revenue from discontinued operations for the year ended March 31, 2009 was $5,833,843. Net loss from discontinued operations for the year ended March 31, 2009 was $1,291,602.

b. Reclassification

Certain items from the March 31, 2009 balance sheet and the year ended March 31, 2009 statements of operations have been reclassified to conform with the year ended March 31, 2010 financial statement presentation. There is no effect on net income, cash flows or stockholder’s deficit as a result of these classifications.

c. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2010	March 31, 2009
Accounts receivable	$1,153,137	$1,165,278
Reserves and allowances	(158,192)	(123,000)

Total	$994,945	$1,042,278

d. Inventories

Inventories consist of the following:

	March 31, 2010	March 31, 2009
Boxes and Packaging	$32,462	$44,066
Finished Goods	1,636,004	1,870,401
Reserve for Obsolescence	(277,963)	(264,991)

Total	$1,390,503	$1,649,476

e. Equipment

Equipment consists of the following:

	March 31, 2010	March 31, 2009
Machinery, equipment and dies	$26,510	$26,510
Capital lease	18,530	18,530
Furniture and fixtures	36,595	36,595
Computer software and hardware	66,937	61,324
Leasehold improvements	3,090	3,090
Trade show booth items	39,520	39,520
Accumulated depreciation	(123,021)	(100,777)

Total	$68,161	$84,792

Depreciation expense for the years ended March 31, 2010 and 2009 was $22,243 and 19,288, respectively.

f. Intangibles

Intangible assets purchased in March 2008 consist of the following:

	March 31, 2010	March 31, 2009
Trademarks	$75,000	$75,000
Customer lists	96,000	96,000
Licensing agreements	80,000	80,000
Websites	158,551	158,551
Images, tooling, digital files, etc	40,449	40,449
Accumulated depreciation	(122,414)	(63,092)

Total	$327,586	$386,908

g. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2010	March 31, 2009
Accounts payable	$1,551,829	$1,681,645
Accrued payroll and sales taxes	45,966	50,223
Other	0	34,491

Total	$1,597,795	$1,766,359

h. Deferred Revenue

Deferred Revenue had the following balances:

	March 31, 2010	March 31, 2009
Customer 1	$224,355	$206,066
Customer 2	0	74,165
Customer 3	0	0

Total	$224,355	$280,231

The Company accepts orders from certain international accounts on a non-returnable, non-cancellable basis. The company records these orders as receivables at the time the order contract is executed and later classifies the orders as sales once the product ships.

i. Royalties & Commissions Payable

Royalties & Commissions Payable consist of the following:

	March 31, 2010	March 31, 2009
Royalties	$310,192	$459,477
Commissions	113,819	94,583

Total	$424,011	$554,060

Royalties and commissions are both paid at varying percentages of either sales or net sales, depending on the contract.

Royalties are paid to licensors such as Disney and the Smithsonian. Commissions are paid to the Company’s approximately 100 independent sales representatives.

j. Notes Payable, Bank and Related Parties

Notes payable, banks and related parties includes the following:

	March 31, 2010	March 31, 2009
A revolving line of credit totaling $850,000 due on demand. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 1.0%, though not to be less than 6.0%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board). The line of credit matures on 08/25/10. An extension of this note is currently being negotiated.	$710,706	$814,706

Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%. The notes are convertible at a rate to be mutually agreed to by our Board of Directors and Mr. Burnham.	2,680,701	1,894,959

Note payable, bank, payable in monthly installments of $2,713 including interest at 7%. The note is secured by all assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board). This note matured 09/05/09 and an extension is currently being negotiated.	0	231,241

Notes payable, MMAC, LLC - due upon possible termination of the Asset Purchase Agreement if closing of sale is not accomplished. Interest accrues monthly at a 7.0% annual rate on any unpaid principal and accrued interest.	429,251	0

Total	$3,820,658	$2,940,906

k. Concentrations and Credit Risk

(a) Sales

Percentage of net sales for 12 months ended March 31, 2010
Customer 1	10.8%
Customer 2	10.1

As shown in the above table, for the twelve month period ended March 31, 2010, revenues from two clients each represented more than 10.0% of total revenues. All other individual customers comprised less than 10% of total sales for the year ended March 31, 2010. There were no customers whose revenues comprised more than 10% for the twelve month period ended March 31, 2009. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk though it does pursue credit insurance on the larger accounts.

	Percentage of Accounts Receivable (net) as of March 31,
	2010	2009
Customer 1	25.7%	32.7%
Customer 2	10.8	1.8
Customer 5	15.4	9.9
Customer 3	14.9	13.2
Customer 4	12.3	0.0

Total	79.1%	16.2%

All other individual customers comprised less than 10% of total accounts receivable (net) for the year ended March 31, 2010.

(b) Cost of Sales

Product Type	Number of Vendors used	Total Purchases
Book purchases	11	$1,865,000
CD purchases	5	258,000
Toy purchases	80	111,700

The Company produces its products by sub-contracting with independent printing plants and toy factories located in Asia and throughout the United States. In the fiscal year ended March 31, 2010, the company purchased 45.6% of its books from three vendors in China. The Company has several other qualified sources of supply from which it has purchased in the past.

	Percentage of cost of sales for 12 months ended March 31,		Balance in accounts Payable as of
	2010	2009	March 31, 2010
Vendor 1	24.7%	14.5%	32.7%

Vendor 2	10.9	10.2	2.9

Vendor 3	10.0	0.0	3.2

Total	45.6%	24.7%	38.8%

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

l. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities, which are controlled by these individuals, collectively “related parties”. The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $95,700 and $116,998 for the twelve months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company has borrowings from related parties of $2,680,701. Interest to related parties totaled $150,021 and $67,686 for the twelve months ended March 31, 2010 and 2009, respectively. Repayments to related parties totaled $38,990 and $64,024 for the twelve months ended March 31, 2010 and 2009, respectively.

The Company recorded $105,669 in imputed interest on loans from a principal shareholder and officer that were provided with interest rates that were below prevailing market rates for part of the year.

Accrued guarantor fees for Mr. Burnham for the year ended March 31, 2010 were $9,270.

m. Income Taxes

The components of income tax (benefit) are as follows:

2010
Net operating loss carryforward from prior years	5,259,706
Operating loss for current year	1,093,368
Total net operating loss carryforward	6,353,074
Effective tax rate applied	35%
Gross deferred tax asset	2,223,576
Valuation allowance	(2,223,576)
Net deferred tax asset	—

The deferred tax asset represents expected future tax savings resulting from the Company’s reserves and allowances expensed for financial reporting purposes but not for tax purposes and net operating loss carryforwards. As of March 31, 2010, the Company has a net operating loss carryforward in excess of $6.0 million for federal income tax purposes which expire at various dates through 2027. Utilization of these benefits is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing transactions. The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

The Company had no uncertain tax positions as of March 31, 2010.

n. Stock-Based Compensation

On July 14, 2005 the Board of Directors voted to set aside 30,000,000 shares of common stock to be used as a pool from which management may recommend to the board stock grants for certain employees and Directors. While stock rewarded to employees or Directors requires the approval of the Board, such stock reward recommendations are made at Management’s sole discretion. As of March 31, 2010, 11,000,000 shares have been awarded to employees and Directors.

During fiscal year 2010 the Company did not grant any shares to employees or Directors.

During fiscal 2009 the Company granted an aggregate of 4,000,000 shares to certain employees and Directors for their respective services rendered to the Company. The shares were valued at the closing price of the Company’s Common Stock on the dates of issuance. The value of these grants was $11,200.

On March 7, 2008 the Company purchased certain assets from the children’s audio publisher, Musical Kidz LLC. Consideration for the transaction included $200,000 in the Company’s authorized but unissued Common Stock. $100,000 in authorized but unissued Trudy Common Stock, resulted in an issuance of 25,641,026 shares of the Company common stock on March 7, 2008. The additional $100,000 in common stock was issued on March 7, 2009 and resulted in an issuance of 55,555,556 shares of the Company common stock.

o. Benefit Plan

The Company has adopted a 401(k) Retirement Plan, which is available to substantially all employees of the Company that have completed one year of service. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan directs the Company to make matching contributions of 50 percent of total employee contributions up to a maximum of 3 percent of the individual employee salary. The Company made approximately $18,150 and $28,733 in matching contributions to the Plan in 2010, and 2009, respectively. Matching contributions increased as a result of increased plan participation and an increase in individual contributions.

During fiscal 2009 the Company granted an aggregate of 4,000,000 shares to certain employees and Directors for their respective services rendered to the Company. The shares were valued at either $0.003/share or the closing price of the Company’s Common Stock as reported by the OTC Bulletin Board on November 11, 2008. The value of these grants was $11,200.

p. Supplemental Disclosure of Cash Flow information

(a) Schedule of non-cash financing activities

None.

q. Commitments

(a) Commitments

The Company leases its building and certain equipment under a non-cancelable short-term operating lease from Noreast Management, a limited liability company owned by the Company’s Chairman and a principal shareholder, a current Board member, and a former Director and Officer. Other items are also leased under non-cancelable operating leases from third parties.

The Company has subleased part of its warehouse space at a rental of $1,700 per month expiring in June 2012.

Future minimum payments and sublease receivables under non-cancelable operating leases with initial terms of one year or more consisted of the following at March 31, 2010:

Period	Lease	Sublease
2011	$105,190	$20,400
2012	9,156	0
2013	0	0
2014	0	0
2015	0	0
Total minimum lease payments	$114,346	$20,400

The Company recognizes rent expense on a straight line basis over the life of the lease. Rent expense totaled $95,700 and $116,998 for the twelve months ended March 31, 2010 and 2009, respectively.

(b) Royalties

The Company has executed multi-year licensing deals with Disney Licensed Publishing and the Smithsonian Institution. Each license requires royalties to be paid on a quarterly basis based on recorded sales.

(c) Contingencies

The Company is occasionally subject to claims and legal proceedings that arise in the ordinary course of its business activities. In the opinion of Management, these claims in the aggregate do not have a material effect on the Company’s financial statements or its business operations.

18. Subsequent Events

Subsequent to fiscal year end the Company borrowed an additional $126,000 from an affiliate of the Company.

Item 9(a). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the Company’s critical disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Management updated that evaluation as of March 31, 2010 and identified the following weaknesses:

(i)
As of March 31, 2010, the Company does not have adequate office and financial staffing in place to effectively control the level of transaction activity and consistently address the complex accounting matters that arise.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls. Based on our evaluation, Management concluded that our internal controls over financial reporting were not effective as of March 31, 2010 with certain deficiencies noted previously.

(c) Changes in Internal Control Over Financial Reporting.

The Company’s existing internal controls over financial reporting rely upon certain minimum staffing levels which were not maintained in the year ended March 31, 2010 or subsequent to year end.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act

Set forth below are the names and ages of all the directors and the executive officers of the Registrant and the positions and offices held by such persons as of June 30, 2010:

Name	Age	Position

Mr. William W. Burnham	68	Chairman of the Board, Director of Corporate Development, Director

Ms. Ashley C. Andersen Zantop	36	Chief Executive Officer, President, Publisher, Director

Mr. Hakim Bangash	39	Director

Mrs. Alice B. Burnham	61	Director

Mr. Fred M. Filoon	66	Director

Mr. Bradford Mead	57	Director

Ms. Patty Sullivan	51	Director

Mr. Fell C. Herdeg	40	Officer

William W. Burnham was President, Chief Executive Officer, and Chairman of the Board of Directors of the Company from 1979 to 2005 and served as Acting Chief Financial Officer from 2003 to June, 2006. In August 2005 the Board of Directors elected Mr. Burnham to the additional position of Director of Corporate Development. Mr. Burnham currently serves as Chairman of the Board of Directors and Director of Corporate Development. He served as Group Director of Marketing at PepsiCo, Inc. from 1976 to 1979. From 1972 to 1976, Mr. Burnham served as the Director of Advertising and Sales Promotion at Vlasic Foods. Mr. Burnham graduated from Trinity College and received an M.B.A. degree from Columbia University.

Ashley C. Andersen Zantop joined the Company in March of 2000 as Associate Publisher and was promoted to Executive Vice President and Publisher in September 2002. She has been a member of the Board since June 2002. In August, 2005 the Board of Directors promoted Ashley C. Andersen Zantop to President, Chief Executive Officer and Publisher. From June 2006 to August 2007, Ms. Andersen Zantop was also Acting Chief Financial Officer. Ms. Andersen Zantop began her career in publishing in 1989 with Plymouth Press, Vergennes, VT and worked in the field for several years as an editor, graphic artist and art director. Ms. Andersen Zantop is a graduate of the University of Michigan School of Literature, Science and the Arts and the University of Michigan School of Education.

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

Fell C. Herdeg joined the Company in 2001 as a Financial Analyst. He was promoted to the position of Director of Finance in September of 2002 and again promoted to Vice President, Finance in 2005. In August, 2007 the Board of Directors promoted Fell C. Herdeg to Chief Financial Officer, Vice President. Mr. Herdeg is a graduate of Trinity College and received an MBA from the Graduate School of Business Administration at Fordham University.

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

Code of Ethics

The Company has not adopted a Code of Ethics to date. Each executive officer governs his or her conduct by the highest ethical standards and the Company’s senior management has felt that it has not had sufficient time to develop a written Code of Ethics. For the past year, senior management’s time has been spent on the proposed sale of substantially all of its assets to MMAC, LLC.

Item 11. Executive Compensation

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of our fiscal year ended March 31, 2010; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of our fiscal year ended March 31, 2010, collectively referred to herein as our named executive officers, for our fiscal years ended March 31, 2010 and 2009, are set forth in the following summary compensation table, except that no disclosure is provided for any named executive officer whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ashley C. Andersen, Zantop,	2010	138,290	0	0	0	0	0	0	138,290
President, Chief Executive Officer	2009	152,880	0	600	0	0	0	0	153,480

Mr. Fell C. Herdeg,	2010	109,870	0	0	0	0	0	0	109,870
Chief Financial Officer, Vice President	2009	112,032	0

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

Outstanding Stock Options and Equity Awards at Fiscal Year-End

As of March 31, 2010, there were no outstanding unexercised options for stock and there were no equity incentive plan awards for our named executive officers.

Options Grants in the Year Ended March 31, 2010

None.

Aggregated Options Exercised in the Year Ended March 31, 2010 and Year End Option Values

None.

Repricing of Options

None.

Compensation of Directors

Directors are paid with stock grants that are awarded periodically. In fiscal year 2010 the Directors were not granted any shares of the Company’s common stock.

Director Compensation

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings	All Other Compensation ($)	Total ($)

Ms. Ashley C. Andersen Zantop	0	0	0	0	0	0	0

Mr. Hakim Bangash	0	0	0	0	0	0	0

Mrs. Alice Burnham	0	0	0	0	0	0	0

Mr. William Burnham	0	0	0	0	0	0	0

Mr. Fred Filoon	0	0	0	0	0	0	0

Mr. Bradford Mead	0	0	0	0	0	0	0

Ms. Patty Sullivan	0	0	0	0	0	0	0

Mr. William Sondheim(1)	0	0	0	0	0	0	0

(1): Mr. Sondheim resigned as a member of the Board of Directors, effective June 23, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2010, with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each Officer of the Company, and (iv) all Directors and Officers of the Company as a group.

Name	Common Stock Beneficially Owned(1)	Percent of Class

William W. Burnham(2)(3)	187,584,467	26.7%

Ashley C. Andersen Zantop (3)	33,673,808	4.8%

H. Kim Bangash(3)	1,200,000	.2%

Alice B. Burnham(2)(3)	129,503,806	18.5%

Fred M. Filoon (3)	14,850,000	2.1%

Brad Mead (3)	1,600,000	.2%

Patty Sullivan (3)	2,284,000	0.3%

Musical Kidz, LLC(1)	77,289,987	11.0%

Fell Herdeg	1,300,000	0.2%

All Directors, Officers and 10% shareholders (10 entities)	449,286,068	64.1%

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

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $95,700 and $116,998 for the twelve months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company has borrowings from related parties of 2,680,701. The terms of these notes can be found in Note 2j to the financial statements. Interest to related parties totaled $150,021 and $67,686 for the twelve months ended March 31, 2010 and 2009, respectively. Repayments to related parties totaled $38,990 for the twelve months ended March 31, 2010.

Guarantor fees paid or accrued and yet to be paid to Mr. Burnham for the year ended March 31, 2010 were $9,270.

Item 14. Principal Accountant Fees and Services

	2010	2009	2008

Audit fees	$63,413	$83,000	$78,200
Audit related fees	0	0	0
Tax fees	1,700	6,000	5,000
All other fees	—	—	—

Total fees	$65,113	$89,000	$83,200

The Company currently does not have an Audit Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements:
a.	Balance Sheets, as of March 31, 2010 and March 31, 2009
b.	Statements of Operations, for the years ended March 31, 2010 & 2009
c.	Changes in Shareholders’ Deficit for the years ended March 31, 2010 & 2009
d.	Statements of Cash Flows for the years ended March 31, 2010 & 2009

(a)	(3) Exhibits

2 (a): Definitive Asset Purchase Agreement, dated December 18, 2009, between Trudy and MMAC, LLC, (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 23, 2009).

2 (b): Amendment #1 to the Asset Purchase Agreement, dated June 15, 2010, between Trudy and MMAC, LLC, (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on June 21, 2010).

3 (i): Articles of Incorporation

1.	Certificate of Incorporation (incorporated by reference to the Company’s registration statement on Form S-18 (file number33-14379B).
2.	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B).
3.	Certificate of Incorporation of Norwest Manufacturing Company (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B).
4.
Certificate Amending Certificate of Incorporation of Norwest Manufacturing Company dated December 5, 1979 (incorporated by reference to the Company’s registration statement on Form S-18 (file number33-14379B).

5.	Certificate Amending Certificate of Incorporation of Trudy Toys Company, Inc.
dated March 27, 1984 (incorporated by reference to the Company’s registration statement on Form S-18 (file number 33-14379B).

3 (ii): By-laws

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

Dated: July 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Burnham	Chairman of the Board	July 13, 2010
William W. Burnham	Director of Corporate Development

/s/ Ashley C. Andersen Zantop	Chief Executive Officer, President,	July 13, 2010
Ashley C. Andersen Zantop

/s/ Hakim Bangash	Director	July 13, 2010
Hakim Bangash

/s/ Alice B. Burnham	Director	July 13, 2010
Alice B. Burnham

/s/ Fred M. Filoon	Director	July 13, 2010
Fred M. Filoon

/s/ Bradford Mead	Director	July 13, 2010
Brad Mead

/s/ Patty Sullivan	Director	July 13, 2010
Patty Sullivan