Form 10-Q
period 2010-06-30
TRUDY CORP
filed 2010-11-05
CIK 815098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

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

November 2, 2010

Common Stock, $.0001 par value: 700,862,912 shares

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Trudy Corporation

Unaudited Balance Sheets as of

June 30, 2010 and March 31, 2010

	June 30,	March 31,
	2010	2010
Assets

Current assets
Assets held for sale
Cash and cash equivalents	$179,533	$94,954
Accounts receivable, net	809,610	994,945
Inventory, net	1,113,320	1,390,503
Prepaid expenses and other current assets	151,737	169,762
Restricted cash	126,000	-

Total current assets	2,380,200	2,650,164

Assets held for sale
Equipment, net	68,974	68,161
Royalty advances, net	147,591	247,436
Prepublication costs and other assets, net	482,016	452,700
Intangible assets, net	327,586	327,586

Total other assets	1,026,167	1,095,883

Total assets	$3,406,367	$3,746,047

Liabilities

Current liabilities associated with assets held for sale
Notes payable - bank	$849,706	$710,706
Notes payable - third party	563,487	429,251
Notes payable - related parties	2,680,701	2,680,701
Accounts payable - related parties	113,429	93,553
Accounts payable and accrued expenses	1,286,968	1,504,240
Deferred revenue	136,325	224,355
Royalties and commissions payable	306,880	424,011

Total current liabilities	5,937,496	6,066,817

Total liabilities	5,937,496	6,066,817

Commitments

Shareholders' deficit
Common stock - $ 0.0001 par value, 850,000,000 shares authorized, 700,862,912 issued and outstanding at June 30, 2010 and March 31, 2010, respectively	70,087	70,087
Paid-in capital	7,277,541	7,246,419
Accumulated deficit	(9,878,757)	(9,637,276)

Total shareholders' deficit	(2,531,129)	(2,320,770)

Total liabilities and shareholders' deficit	$3,406,367	$3,746,047

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation

Unaudited Statements of Operations

For the three months ended June 30, 2010 and 2009

Three Month Period
Ended June 30,
	2010	2009

Net sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	-	-

Loss from operations	-	-

Other expense	-	-

Net loss before discontinued operations	-
Loss from discontinued operations	(241,481)	(201,883)

Net Loss	$(241,481)	$(201,883)

Basic & diluted net loss per share from continuing operations	$-	$-

Basic & diluted net loss per share from discontinued operations	$-	$-

Basic & diluted net loss per share	$-	$-

Weighted average number of shares outstanding	700,862,912	700,862,912

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation

Unaudited Statements of Cash Flows

For the three months ended June 30, 2010 and 2009

	2010	2009

Cash Flows From Operating Activities

Net loss from discontinued operations	$(241,481)	$(201,883)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	6,507
Amortization of pre-publication costs	-	51,013
Amortization of acquisition costs	-	16,440
Imputed interest expense	31,122	-
Provision for losses on accounts receivable	878	-
Provision for slow moving inventory	59,980	-

Changes in operating assets and liabilities:
Change in accounts receivable	184,457	(372,384)
Change in inventories	217,203	130,953
Change in prepaid expenses and other current assets	18,025	40,331
Change in other assets	10,177	-
Change in accounts payable and accrued expenses	(326,167)	(176,368)
Change in accounts payable-related parties	19,876	-
Change in deferred revenue	(88,030)	85
Change in royalties and commissions payable	-	(65,827)
Net cash used in operating activities	(113,960)	(571,133)

Investing activities:
Purchases of property and equipment	(813)	(4,231)
Pre-publication and royalty advances	(65,648)	-
Net cash used in investing activities	(66,461)	(4,231)

Financing activities:
Repayments of long-term debt
Borrowings on debt	265,000	(6,002)
Repayments to related parties	-	(17,715)
Proceeds from related parties	-	490,493
Net cash used in financing activities	265,000	466,776

Net increase / (decrease) in cash and cash equivalents	84,579	(108,588)
Cash and cash equivalents at beginning of period	94,954	122,739
Cash and cash equivalents at end of period	$179,533	$14,151

Supplemental Cash Flow Information:

Cash paid for interest	$31,733	$28,462
Cash paid for income taxes	$-	$-

Non-cash investing & financing activities:	$-	$-

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

TRUDY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.

Description of Business and Basis of Presentation and Going Concern

Trudy Corporation (hereinafter referred to as the ‘Company’), publishes children's books, eBooks and audiobooks and designs, manufactures and markets plush stuffed toys, children’s instruments and musical electronics for sale directly to consumers in the United States and to domestic and international retail and wholesale customers. The Company's products are sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints, Fetching Books, Music for Little People and BeBop.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2010.

Going Concern

The Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

2.

Discontinued Operations

On December 18, 2009, the Company entered into a definitive Asset Purchase Agreement whereby Trudy would sell substantially all of its assets to MMAC, LLC, which also would assume certain liabilities of Trudy.

On September 3, 2010 the Company closed this transaction and sold substantially all of its assets to MMAC, LLC, a Delaware limited liability company (“MMAC”), which also assumed certain liabilities of Trudy.

The assets sold consisted of Trudy’s on-going business as a publisher of children’s educational story, novelty and electronic books, audiobooks and plush toys.

The consideration being paid by MMAC for the Company’s assets consists of the following: (1) the assumption of substantially all of the secured and unsecured liabilities of the Company, including loans from an affiliate of MMAC to the Company in the principal amount of $545,000 and with the exception of $2.7 million of personal debt owed to a principal shareholder and Chairman of the Company, William W. Burnham (“Burnham”); and (2) upon the completion of the final calculation of the net asset value of the Company (estimated to be completed approximately 90-120 days from the closing) an equity interest in MMAC, estimated to be in the range of 4.75%, subject, however, to possible adjustment upon the final determination of such net asset value. In view of the initial determination at closing of the Company’s net asset value, the previously announced Buyer Note from MMAC to Trudy in the principal amount of $225,000 was not issued.

The amount of such consideration was determined by the Company and MMAC in arm’s length negotiations. Factors taken into consideration in the negotiations included the Company’s then current financial condition and future prospects, the Company’s results of operations, the value of the Company’s assets and the Company’s banking and shareholder obligations, together with those of the Company’s other creditors, both secured and unsecured.

Upon determination of the final percentage equity interest as described above, MMAC will transfer such equity to the Company which will then transfer it to Burnham in consideration of the cancellation by Burnham of the $2.7 million of personal debt owed by the Company to him. Excepted from cancellation is $50,000 of debt owed to Burnham which will remain outstanding and which will be repaid to Burnham one year following the closing if and to the extent the Company has not spent the $50,000 of cash it will retain at the closing for general corporate purposes.

At the closing, as required by agreement of the parties, Burnham made a capital contribution to MMAC of cash in the amount of $175,000 and a $25,000 promissory note. Adjustment upward or downward of such $200,000 in the aggregate may be made upon final determination of the net asset value of the Company.

Holders of Trudy’s common stock did not receive any payment or distribution with respect to their shares pursuant to the sale of substantially all the Company’s assets.

In addition, MMAC entered into a new four year lease with Noreast Management, LLC, a company which is 91% owned by Burnham, for the Company’s current headquarters on substantially the same terms as the current lease with the Company.

Ashley Andersen Zantop (“Andersen Zantop”), former CEO and President of the Company, Fell Herdeg (“Herdeg”), former CFO and Secretary of the Company, and Burnham, former Chairman and Director of Corporate Development of the Company, have been retained as employees by MMAC on substantially the same terms as their current employment with the Company. Andersen Zantop will serve as President and CEO of MMAC, Herdeg will serve as CFO of MMAC and Burnham will serve as Director of Corporate Development of MMAC. In addition, Burnham and Andersen Zantop will join the Board of Directors of MMAC.

On September 3, 2010 a group of Trudy shareholders including three Directors and one other employee of the Company sold a controlling interest of Trudy to an individual in a private transaction who will appoint new management and elect a new Board of Directors. The transaction will not be finalized until the buyer receives his controlling block of Trudy shares. At such time the Company’s Board of Directors and senior management will resign effective September 3, 2010.

Please refer to the Form 8-K filed with the SEC on September 16, 2010.

Assets Held for Sale

Since substantially all of the Company was held for sale prior to June 30, 2010, the assets, liabilities and results of operations have been shown separately as discontinued operations on the accompanying balance sheets and statements of operations. Assets and liabilities of discontinued operations consisted of the following:

	June 30,	March 31,
	2010	2010
ASSETS
Current Assets
Assets held for sale
Cash and cash equivalents	$179,533	$94,954
Accounts receivable, net	809,610	994,945
Inventory, net	1,113,320	1,390,503
Prepaid expenses and other current assets	151,737	169,762
Restricted cash	126,000	-

Total current assets	2,380,200	2,650,164

Assets held for sale
Equipment, net	68,974	68,161
Royalty advances, net	147,591	247,436
Prepublication and other assets, net	482,016	452,700
Prepaid acquisitions	327,586	327,586

Total other assets	1,026,167	1,095,883
Total assets	$3,406,367	$3,746,047

LIABILITIES
Current liabilities
Current liabilities associated with assets held for sale
Notes payable – Bank	$849,706	$710,706
Notes payable – Third party	563,487	429,251
Notes payable – Related parties	2,680,701	2,680,701
Accounts Payable – related parties	113,429	93,553
Accounts Payable and accrued expenses	1,286,968	1,504,240
Deferred Revenue	136,325	224,355
Royalties and commissions payable	306,880	424,011

Total Current Liabilities	$5,937,496	$6,066,817

Net sales from discontinued operations of $1,101,393 for the first quarter of fiscal 2011 decreased -0.9% versus the comparable quarter’s sales of $1,111,674 a year ago.

No gain was recorded on the disposal transaction subsequent to the balance sheet date due to the excess debt relief compared to the carrying value of the disposed assets on the sales transaction being from a related party.

a.

Reclassification

Certain items from the March 31, 2010 balance sheet and the three month period ended June 30, 2009 statements of operations have been reclassified to conform with the three months ended June 30, 2010 financial statement presentation. There is no effect on net income, cash flows or stockholders’ deficit as a result of these classifications.

b.   Inventories

Inventories consist of the following:

	June 30,	March 31,
	2010	2010

Raw Materials	$27,462	$32,462
Finished Goods	1,303,840	1,636,004
Reserve for Obsolescence	(217,982)	(277,963)
Inventory	$1,113,320	$1,390,503

c. Notes Payable, Bank and Related Parties

	June 30,	March 31,
	2010	2010
A revolving line of credit totaling $850,000. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 2.0% with interest rate not to be less than 7.5%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).	$849,706	$710,706

Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%.	2,680,701	2,680,701

Notes payable, third party, due May 31, 2010 or upon termination of the Asset Purchase Agreement. Interest accrues monthly at 7.0% on any unpaid principal and accrued interest.	563,487	429,251

Total	$4,093,894	$3,820,658

d. Related Party Transactions

The Company is involved in several transactions with existing officers and shareholders of the Company and entities which are controlled by these individuals, collectively “related parties”. The following is a summary of this activity:

The Main Avenue property leased by the Company is owned by a Connecticut limited liability company, Noreast Management LLC, which is owned jointly by William W. Burnham, the Chairman of the Company, Peter Ogilvie, a former Director and Officer of the Company, and Fred M. Filoon, a Director of the Company. Rent expense totaled $26,554 and $15,933 for the three months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the Company has borrowings from related parties of $2,680,701. Interest to related parties totaled $46,912 and $12,553 for the three months ended June, 2010 and 2009, respectively. Repayments to related parties totaled $17,715 for the three months ended June 30, 2009. There were no prepayments for the three months ended June 30, 2010.

Accounts payable to related parties at June 30, 2010 was $113,429. Accounts payable to related parties at June 30, 2009 was $93,553.

Guarantor fees for Mr. Burnham for the quarter ended June 30, 2010 were $2,229.

e. Concentrations and Credit Risk

	Percentage of net sales for three months ended June 30,		Balance in Accounts Receivable as of
	2010	2009	June 30, 2010
Customer 1	15%	0%	14%
Customer 2	13%	0%	12%
Customer 3	10%	6%	9%

All other individual customers comprised less than 10% of total sales for the three month period ended June 30, 2010 and accounts receivable (net) as of June 30, 2010. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk though it does pursue credit insurance on the larger accounts.

f. Subsequent Events

On September 3, 2010 the Company closed its previously announced transaction and sold substantially all of its assets to MMAC, LLC, a Delaware limited liability company (“MMAC”), which also assumed certain liabilities of Trudy.

The assets sold consisted of Trudy’s on-going business as a publisher of children’s educational story and novelty books, audiobooks and plush toys.

The consideration being paid by MMAC for the Company’s assets consists of the following: (1) the assumption of substantially all of the secured and unsecured liabilities of the Company, including loans from an affiliate of MMAC to the Company in the principal amount of $545,000 and with the exception of $2.7 million of personal debt owed to a principal shareholder and Chairman of the Company, William W. Burnham (“Burnham”); and (2) upon the completion of the final calculation of the net asset value of the Company (estimated to be completed approximately 90-120 days from the closing) an equity interest in MMAC, estimated to be in the range of 4.75%, subject, however, to possible adjustment upon the final determination of such net asset value. In view of the initial determination at closing of the Company’s net asset value, the previously announced Buyer Note from MMAC to Trudy in the principal amount of $225,000 was not issued.

The amount of such consideration was determined by the Company and MMAC in arm’s length negotiations. Factors taken into consideration in the negotiations included the Company’s then current financial condition and future prospects, the Company’s results of operations, the value of the Company’s assets and the Company’s banking and shareholder obligations, together with those of the Company’s other creditors, both secured and unsecured.

Upon determination of the final percentage equity interest as described above, MMAC will transfer such equity to the Company which will then transfer it to Burnham in consideration of the cancellation by Burnham of the $2.7 million of personal debt owed by the Company to him. Excepted from cancellation is $50,000 of debt owed to Burnham which will remain outstanding and which will be repaid to Burnham one year following the closing if and to the extent the Company has not spent the $50,000 of cash it will retain at the closing for general corporate purposes.

At the closing, as required by agreement of the parties, Burnham made a capital contribution to MMAC of cash in the amount of $175,000 and a $25,000 promissory note. Adjustment upward or downward of such $200,000 in the aggregate may be made upon final determination of the net asset value of the Company.

Holders of Trudy’s common stock did not receive any payment or distribution with respect to their shares pursuant to the sale of substantially all the Company’s assets.

In addition, MMAC entered into a new four year lease with Noreast Management, LLC, a company which is 91% owned by Burnham, for the Company’s current headquarters on substantially the same terms as the current lease with the Company.

Ashley Andersen Zantop (“Andersen Zantop”), former CEO and President of the Company, Fell Herdeg (“Herdeg”), former CFO and Secretary of the Company, and Burnham, former Chairman and Director of Corporate Development of the Company, have been retained as employees by MMAC on substantially the same terms as their current employment with the Company. Andersen Zantop will serve as President and CEO of MMAC, Herdeg will serve as CFO of MMAC and Burnham will serve as Director of Corporate Development of MMAC. In addition, Burnham and Andersen Zantop will join the Board of Directors of MMAC.

On September 3, 2010 a group of Trudy shareholders including three Directors and one other employee of the Company sold controlling interest of Trudy to an individual in a private transaction who will appoint new management and elect a new Board of Directors. The transaction will not be finalized until the buyer receives his controlling block of Trudy shares. At such time the Company’s Board of Directors will resign effective September 3, 2010.

Please refer to the Form 8-K filed with the SEC on September 16, 2010.

3.  New Accounting Pronouncements

a.

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

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. There has been no material impact to the financial statements from the adoption of this standard.

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

Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

NET SALES FROM DISCONTINUED OPERATIONS.

Overview

Net Sales from discontinued operations for the Company’s June quarter of fiscal 2011 decreased -0.9% versus the comparable quarter of fiscal 2009. Product costs from discontinued operations increased from 33.1% in the quarter ended June 30, 2009 to 51.3% in the current quarter as a result of an increase in inventory balancing efforts, sales at reduced margins and continuing increases in manufacturing costs from vendors in China.  The three month period resulted in a net loss from discontinued operations of $241,481 versus a net loss of $201,883 for the prior year.

Three months ended June 30, 2010 compared to the 3 months ended June 30, 2009

As noted above, net sales from discontinued operations of $1,101,393 for the first quarter of fiscal 2011 decreased -0.9% versus the comparable quarter’s sales of $1,111,674 a year ago. Sales from discontinued operations from the Company’s Music For Little People product line were 6.5% of sales for the current quarter versus 6.9% in the prior year’s quarter. The decrease in revenue from discontinued operations was primarily due to the unwillingness of the Company to continue buying low margin third-party product for resale, vendor out of stocks and the company’s reluctance to repurchase certain inventory for ecommerce, resulting from cash constraints.

Sales of Disney-licensed products from discontinued operations as a percentage of total Company sales increased from 59.5% to 60.7% for the current quarter versus the comparable quarter a year ago. Smithsonian-licensed product sales from discontinued operations increased from 15.2% of Company sales to 20.5%. There were no Sesame Workshop product sales as a result of the termination of the license on December 31, 2009.

	Percentage of sales from discontinued operations by license and/or product line for the quarters ended June 30,
License/Product Line	2010	2009
Disney	60.7%	59.5%
Music For Little People (MFLP)	6.5	7.5
Proprietary	13.3	6.4
Smithsonian	20.5	15.2
Sesame Workshop	0	11.0
All other	-1.0	0.4
Total	100.0	100.0

Sales Increases

Sales from discontinued operations decreased from $1,111,674 to $1,101,393 for the quarter ended June 30, 2010 compared to the 3 months ended June 30, 2009.

Several channels of trade experienced increased sales from discontinued operations for the quarter including, but not limited to, non-returnable discount retailers, close out accounts, school and library distributors and direct-to-consumer book distributors.

Several channels of trade experienced decreased sales from discontinued operations for the quarter including, but not limited to, domestic book distributors, domestic warehouse club distributors, domestic book retailers, domestic mass market distributors and international trade book retailers.

COST OF SALES FROM DISCONTINUED OPERATIONS.

Three months ended June 30, 2010 compared to the 3 months ended June 30, 2009

The Company’s cost of sales from discontinued operations for the quarter ended June 30, 2010 increased $106,865 from $624,819 in the prior year’s quarter to $731,684 in the current year, an increase of 17.1%. Cost of sales from discontinued operations as a percentage of net sales from discontinued operations increased from 56.2% to 66.4% in the current quarter as a result of a significant increase in direct product costs from the Company’s manufacturers in China and increased sales to channels with lower profit margins versus the prior year. These costs were partially offset by decreased warehousing and labor costs, fulfillment, product development expenses, and a reduction in the inventory obsolescence expense.

GROSS PROFIT FROM DISCONTINUED OPERATIONS.

Three months ended June 30, 2010 compared to the 3 months ended June 30, 2009

The resulting gross profit from discontinued operations for the quarter ended June 30, 2010 decreased 3.0% from $486,854 to $369,709. The gross margin was 43.8% in the prior comparable quarter versus 33.6% in the current year’s quarter.

SELLING, GENERAL & ADMINISTRATIVE COSTS FROM DISCONTINUED OPERATIONS.

Three months ended June 30, 2010 compared to the 3 months ended June 30, 2009

The Company’s selling, general, and administrative costs from discontinued operations decreased 16.3% or $107,436 to $552,268 for the three months ended June 30, 2010 versus $659,704 for the three months ended June 30, 2009.  As a percentage of net sales from discontinued operations, selling, general and administrative expenses from discontinued operations decreased from 59.3% of net sales from discontinued operations from the prior comparable quarter to 50.1% of net sales from discontinued operations in the current fiscal year.

LOSS FROM DISCONTINUED OPERATIONS.

Three months ended June 30, 2010 compared to the 3 months ended June 30, 2009

For the quarter ended June 30, 2010, the loss from discontinued operations prior to other income /expense was $182,561 versus a loss of $172,849 for the prior year’s quarter.

OTHER INCOME/EXPENSE FROM DISCONTINUED OPERATIONS.

Three months ended June 30, 2010 compared to the 3 months ended June 30, 2009

The Company’s other expense from discontinued operations for the quarter ended June 30, 2010 was $58,920 versus expense of $29,034 for the quarter ended June 30, 2009. The increase was due to increased borrowing costs.

NET LOSS FROM DISCONTINUED OPERATIONS.

Three months ended June 30, 2010 compared to the 3 months ended June 30, 2009

As a result of the items discussed above, the Company’s net loss from discontinued operations for the quarter ended June 30, 2010 was $241,481 to a net loss from discontinued operations of $201,883 for the comparable prior quarter.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations are based upon the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described in Note 2 to our financial statements), the following policies involve a higher degree of judgment and/or complexity:

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

Liquidity and Capital Resources for Discontinued Operations

	For the Period Ended June 30, 2010	For the Period Ended March 31, 2010	Variance	% Change

Net assets (deficiency)	$(2,531,129)	$(2,320,770)	$(210,359)	9.1%

Working capital (deficiency)	(3,557,296)	(3,416,653)	(140,643)	4.1

Accounts payable and accrued expenses	1,286,968	1,504,240	(217,272)	-14.4

Royalties and commissions payable	306,880	424,011	(117,131)	-27.6

Accounts receivable, net	809,610	994,945	(185,335)	-18.6

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

On September 3, 2010 the Company closed this transaction and sold substantially all of its assets to MMAC, LLC, a Delaware limited liability company (“MMAC”), which also assumed certain liabilities of Trudy.

The assets sold consisted of Trudy’s on-going business as a publisher of children’s educational story and novelty books, audiobooks and plush toys.

The consideration being paid by MMAC for the Company’s assets consists of the following: (1) the assumption of substantially all of the secured and unsecured liabilities of the Company, including loans from an affiliate of MMAC to the Company in the principal amount of $545,000 and with the exception of $2.7 million of personal debt owed to a principal shareholder and Chairman of the Company, William W. Burnham (“Burnham”); and (2) upon the completion of the final calculation of the net asset value of the Company (estimated to be completed approximately 90-120 days from the closing) an equity interest in MMAC, estimated to be in the range of 4.75%, subject, however, to possible adjustment upon the final determination of such net asset value. In view of the initial determination at closing of the Company’s net asset value, the previously announced Buyer Note from MMAC to Trudy in the principal amount of $225,000 was not issued.

The amount of such consideration was determined by the Company and MMAC in arm’s length negotiations. Factors taken into consideration in the negotiations included the Company’s then current financial condition and future prospects, the Company’s results of operations, the value of the Company’s assets and the Company’s banking and shareholder obligations, together with those of the Company’s other creditors, both secured and unsecured.

Upon determination of the final percentage equity interest as described above, MMAC will transfer such equity to the Company which will then transfer it to Burnham in consideration of the cancellation by Burnham of the $2.7 million of personal debt owed by the Company to him. Excepted from cancellation is $50,000 of debt owed to Burnham which will remain outstanding and which will be repaid to Burnham one year following the closing if and to the extent the Company has not spent the $50,000 of cash it will retain at the closing for general corporate purposes.

At the closing, as required by agreement of the parties, Burnham made a capital contribution to MMAC of cash in the amount of $175,000 and a $25,000 promissory note. Adjustment upward or downward of such $200,000 in the aggregate may be made upon final determination of the net asset value of the Company.

Holders of Trudy’s common stock did not receive any payment or distribution with respect to their shares pursuant to the sale of substantially all the Company’s assets.

In addition, MMAC entered into a new four year lease with Noreast Management, LLC, a company which is 91% owned by Burnham, for the Company’s current headquarters on substantially the same terms as the current lease with the Company.

Ashley Andersen Zantop (“Andersen Zantop”), former CEO and President of the Company, Fell Herdeg (“Herdeg”), former CFO and Secretary of the Company, and Burnham, former Chairman and Director of Corporate Development of the Company, have been retained as employees by MMAC on substantially the same terms as their current employment with the Company. Andersen Zantop will serve as President and CEO of MMAC, Herdeg will serve as CFO of MMAC and Burnham will serve as Director of Corporate Development of MMAC. In addition, Burnham and Andersen Zantop will join the Board of Directors of MMAC.

Please refer to the Form 8-K filed with the SEC on September 16, 2010.

On September 3, 2010 a group of Trudy shareholders including three Directors and one other employee of the Company sold controlling interest of Trudy to an individual in a private transaction who will appoint new management and elect a new Board of Directors. The transaction will not be finalized until the buyer receives his controlling block of Trudy shares. At such time the Company’s Board of Directors will resign effective September 3, 2010.

At June 30, 2010 the Company had a deficiency of net assets held for sale of $2,531,129 versus a deficiency of $2,320,770 at March 31, 2010. Working capital deteriorated by $140,643 from a deficiency of $3,416,653 to a deficiency of $3,557,296 as of June 30, 2010.

Accounts payable and accrued expenses associated with assets held for sale decreased $217,272 versus the prior year from $1,504,240 to $1,286,968 at June 30, 2010. Royalties and commissions payable associated with assets held for sale decreased $117,131 versus the prior year from $424,011 at March 31, 2010 to $306,880 at June 30, 2010 primarily as a result of the sales mix. Accounts receivable held for sale decreased from $994,945 at March 31, 2010 to $809,610 at June 30, 2010, a decrease of $185,335.

In the quarter ended June 30, 2010 the Company received $126,000 in short-term notes from Myers Education, LLC, a Delaware limited liability company and an Affiliate of the Buyer. The notes carry an interest rate of 7.0% and any accrued and unpaid interest is due along with any unpaid principal upon termination of the Asset Purchase Agreement.

As of September 3, 2010 the Company's backlog from discontinued operations was approximately $1,128,620.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the Company’s critical disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Management updated that evaluation as of June 30, 2010 and identified the following weaknesses:

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

Given the above identified matters, Management believes that disclosure controls and procedures are not effective and these identified matters have not been remedied as of June 30, 2010. Further, even with proper oversight and controls, Management does not expect that our disclosure controls and procedures or our internal controls will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.

Forward-looking Statements

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-K for the year ended March 31, 2010 and other risks and uncertainties indicated from time to time in our filings with the SEC.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include the information concerning possible or assumed future results of operations.  Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements.  Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

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

Removed and Reserved

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

Date: November 2, 2010

By: /s/ Stan Larson

Stan Larson,

President