Form 10-Q
period 2010-09-30
TRUDY CORP
filed 2010-12-16
CIK 815098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  .  QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

      .  TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 0-16056

TRUDY CORPORATION

 (Exact name of Registrant as specified in its charter)

Delaware	06-1007765
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1810 E. Sahara Ave, Suite 1517

Las Vegas, NV 89104

(Address of Principal Executive Offices)

(702) 622-9046

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

December 2, 2010

Common Stock, $.0001 par value: 700,862,912 shares

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

INDEX	PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Balance Sheets – September 30, 2010 and March 31, 2010	4

Unaudited Statements of Operations for the three and six months ended September 30, 2010 and September 30, 2009and the period from entering the development stage (September 4,2010) through September 30, 2010	5

Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and September 30, 2009 and the period from entering the development stage (September 4, 2010) through September 30, 2010	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Changes in Securities	17

Item 3. Defaults upon Senior Securities	17

Item 4. Removed and Reserved	17

Item 5. Other Information	17

Item 6. Exhibits	18

Signatures	18

Trudy Corporation

(A Development Stage Company)

Unaudited Balance Sheets

September 30, 2010 and March 31, 2010

	September 30,	March 31,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$38,399	$-
Prepaid expenses and other current assets	1,021	-
Total current assets	39,420	-

Current assets held for sale
Cash and cash equivalents	-	94,954
Accounts receivable, net	-	994,945
Inventory, net	-	1,390,503
Prepaid expenses and other current assets	-	169,762
Total current assets held for sale	-	2,650,164

Equipment, net	165,000	-

Assets held for sale
Equipment, net	-	68,161
Royalty advances, net	-	247,436
Prepublication costs and other assets, net	-	452,700
Intangible Assets, net	-	327,586
Total other assets held for sale	-	1,095,883
Total assets	$204,420	$3,746,047

Current liabilities
Convertible note payable - Third Party	165,000	-
Note payable	38,399	-
Accounts payable and accrued expenses	6,720	-
Total Current liabilities	210,119	-

Current liabilities associated with assets held for sale
Notes payable - Bank	-	710,706
Notes payable - Third Parties	-	429,251
Notes payable - Related parties	-	2,680,701
Accounts payable, related parties	-	93,553
Accounts payable and accrued expenses	-	1,504,240
Deferred Revenue	-	224,355
Royalties and commissions payable	-	424,011
Total Current liabilities associated with assets held for sale	-	6,066,817
Total liabilities	210,119	6,066,817

Commitments

Shareholders' deficit
Common stock - $ 0.0001 par value, 850,000,000 shares authorized, 700,862,912 issued and outstanding at September 30, 2010 and March 31, 2010, respectively	70,087	70,087
Paid-in capital	10,400,426	7,246,419
Deficit accumulated during development stage	(6,005)	-
Deficit accumulated before entering development stage	(10,470,207)	(9,637,276)
Total shareholders' deficit	(5,699)	(2,320,770)
Total liabilities and shareholders' deficit	$204,420	$3,746,047

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation

(A Development Stage Company)

Unaudited Statements of Operations

For the three and six months ended September 30, 2010 and 2009

					Period from
	Three Month Period		Six Month Period		September 4, 2010
	Ended September 30,		Ended September 30,		through
	2010	2009	2010	2009	September 30, 2010

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Selling, general and administrative	5,400	-	5,400	-	5,400

Loss from operations	(5,400)	-	(5,400)	-	(5,400)

Other expense	(605)	-	(605)	-	(605)

Net loss before discontinued operations	(6,005)		(6,005)		(6,005)
Loss from discontinued operations	(591,450)	(360,457)	(832,931)	(562,342)	-

Net Loss	$(597,455)	$(360,457)	$(838,938)	$(562,342)	(6,005)

Basic & diluted net loss per share from continuing operations	$-	$-	$-	$-

Basic & diluted net loss per share from discontinued operations	$-	$-	$-	$-

Basic & diluted net loss per share	$-	$-	$-	$-

Weighted average number of shares outstanding	700,862,912	700,862,912	700,862,912	700,862,912

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

Trudy Corporation

(A Development Stage Company)

Unaudited Statements of Cash Flows

	2010	2009	September 4, 2010 through
			September 30, 2010

Cash Flows From Operating Activities
Net loss	$(838,936)	$-	$(6,005)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operations	832,931
	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,021)		(1,021)
Accounts payable and accrued expenses	7,026		7,026
Net cash (used) / provided by operating activities	-	-	-

Investing activities:
Purchases of property and equipment	-	-	-
Pre-publication and royalty advances	-	-	-
Net cash (used) / provided by investing activities	-	-	-

Financing activities:
Borrowings on debt	-	-	-
Net cash provided/(used) by financing activities	-	-	-

Discontinued Operations
Net cash used in operating activities	(292,495)	(396,887)	-
Net cash used in investing activities	(66,461)	(56,335)	-
Net cash used in financing activities	302,401	597,255	-
Net cash used in discontinued operations	(56,555)	144,033	-

Net increase / (decrease) in cash and cash equivalents	(56,555)	144,033	-
Cash and cash equivalents at beginning of period	94,954	122,739	38,399
Cash and cash equivalents at end of period	$38,399	$266,772	$38,399

Cash paid for interest	$39,337	$31,733	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions
Purchase of fixed assets with conv. NP	$165,000	$-	$165,000
Disposal transaction	$6,324,099	$-	$-

The accompanying summary of significant accounting policies and notes to financial statements are an integral part of the consolidated financial statements.

TRUDY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.

Description of Business and Basis of Presentation

On September 3, 2010 the Company closed on its previously-announced transaction and sold substantially all of its assets to MMAC, LLC, a Delaware limited liability company (“MMAC”), which also assumed certain liabilities of Trudy.

Please refer to Note 2 and the Form 8-K filed with the SEC on September 16, 2010.

On September 3, 2010 a group of Trudy shareholders including three Directors and one other employee of the Company sold a controlling interest of Trudy for total consideration of $1.00 to an individual in a private transaction who appointed new management and elected a new Board of Directors. Recognizing this transaction the Company’s Board of Directors and senior management resigned effective September 3, 2010.

Prior to September 3, 2010, Trudy Corporation (hereinafter referred to as the ‘Company’), published children's books, eBooks and audiobooks and designed, manufactured and marketed plush stuffed toys, children’s instruments and musical electronics for sale directly to consumers in the United States and to domestic and international retail and wholesale customers. The Company's products were sold under the trade names (i.e. imprints) of Studio Mouse, Soundprints, Little Soundprints, Fetching Books, Music for Little People and BeBop. This line of business for the Company ceased on September 3, 2010 as a result of the sale of substantially all of its assets and certain assumed liabilities to MMAC.

Commencing on September 4, 2010 the Company’s new line of business is pursuing contracts for engineering projects to design, build and own projects for re-development in war torn areas as well as re-construction in areas hit by natural disasters.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended September 30, 2010 are not  indicative of the results that may be expected for the year ending March 31, 2011 as the Company’s new line of business will ensue.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2010.

Going Concern

The Company has suffered recurring losses from operations and has a deficiency in net assets. Such factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Development Stage

As of September 4, 2010, Trudy is a development stage company with no current operating results and, accordingly, there is no basis on which to evaluate our ability to achieve our business objective.

There is an extremely limited basis upon which to evaluate our ability to achieve our business objective of pursuing contracts for engineering projects to design, build and own projects for re-development in war torn areas as well as re-construction in areas hit by natural disasters. Trudy will not generate any significant revenues or income until, at the earliest, after the consummation of a business combination or transaction.

Reclassification

Certain items from prior period financial statements have been reclassified to conform with the current period financial statement presentation. There is no effect on net income, cash flows or stockholders’ deficit as a result of these reclassifications.

2.

Discontinued Operations

On September 3, 2010 the Company closed on its previously-announced transaction and sold substantially all of its assets to MMAC, LLC, a Delaware limited liability company (“MMAC”), which also assumed certain liabilities of Trudy.

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

Upon determination of the final percentage equity interest as described above, MMAC will transfer such equity to the Company which will then transfer it to Burnham in consideration of the cancellation by Burnham of the $2.7 million of personal debt owed by the Company to him. Excepted from cancellation is $50,000 of debt owed to Burnham which will remain outstanding and which will be repaid to Burnham one year following the closing if and to the extent the Company has not spent the $50,000 of cash it will retain at the closing for general corporate purposes. The final percentage equity interest is still to be determined.

At the closing, as required by agreement of the parties, Burnham made a capital contribution to MMAC of cash in the amount of $175,000 and a $25,000 promissory note. Adjustment upward or downward of such $200,000 in the aggregate may be made upon final determination of the net asset value of the Company.

The Company has accrued for all obligations related to the agreement with MMAC, LLC and William W. Burnham as of September 3, 2010. This balance was $38,399 owed to William W. Burnham.

Holders of Trudy’s common stock did not receive any payment or distribution with respect to their shares pursuant to the sale of substantially all the Company’s assets.

The value of the assets sold on September 3, 2010 was $2,895,258 and the liabilities disposed of in the transaction were $3,455,623. The difference of $3,122,884 was recorded to additional paid in capital due to the primary debt relief in the transaction being debt owed to a related party.

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

On September 3, 2010 a group of Trudy shareholders including three Directors and one other employee of the Company sold a controlling interest of Trudy for $1.00 to an individual in a private transaction who appointed new management and elected a new Board of Directors. Recognizing this transaction the Company’s Board of Directors and senior management resigned effective September 3, 2010.

Assets Held for Sale

Since substantially all of the Company was sold prior to the quarter ended September 30, 2010, the assets, liabilities and results of operations have been shown separately as discontinued operations on the accompanying balance sheets and statements of operations. Assets and liabilities of discontinued operations consisted of the following:

	September 30,	March 31,
	2010	2010

ASSETS
Current Assets
Assets held for sale
Cash and cash equivalents	$0	$94,954
Accounts receivable, net	0	994,945
Inventory, net	0	1,390,503
Prepaid expenses and other current assets	0	169,762

Total current assets	0	2,650,164

Assets held for sale
Equipment, net	0	68,161
Royalty advances, net	0	247,436
Prepublication and other assets, net	0	452,700
Prepaid acquisitions	0	327,586

Total other assets	0	1,095,883

Total assets	$0	$3,746,047

LIABILITIES
Current liabilities
Current liabilities associated with assets held for sale
Notes payable – Bank	$0	$710,706
Notes payable – Third party	0	429,251
Notes payable – Related parties	0	2,680,701
Accounts Payable – related parties	0	93,553
Accounts Payable and accrued expenses	0	1,504,240
Deferred Revenue	0	224,355
Royalties and commissions payable	0	424,011

Total Current Liabilities	$0	$6,066,817

Net Sales for the six months ended September 30, 2010 and 2009 were $1,696,177 and $2,418,985, respectively.

No gain was recorded on the disposal transaction due to the excess debt relief compared to the carrying value of the disposed assets on the sales transaction being from a related party. The value of the net assets sold on September 3, 2010 was $2,895,258. The liabilities disposed of in the transaction were $3,455,623. The difference of $3,122,884 was recorded to additional paid in capital due to the primary debt relief in the transaction being debt owed to a related party.

a.   Inventories

Inventories consist of the following:

	September 30,	March 31,
	2010	2010

Raw Materials	$0	$32,462
Finished Goods	0	1,636,004
Reserve for Obsolescence	0	(277,963)
Inventory	$0	$1,390,503

   b. Notes Payable, Bank and Related Parties

	September 30,	March 31,
	2010	2010

A revolving line of credit totaling $850,000. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 2.0% with interest rate not to be less than 7.5%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).	$0	$710,706

Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%.	0	2,680,701

Notes payable, third party, due upon termination of the Asset Purchase Agreement. Interest accrues monthly at 7.0% on any unpaid principal and accrued interest.	0	429,251

Total	$0	$3,820,658

3. Continuing Operations.

   a. Notes Payable

	September 30,	March 31,
	2010	2010

Note payable, third party, due March 3, 2011. Interest accrues at an annual rate of 15.0% on any unpaid principal and accrued interest. Convertible in 6 months at par value. No beneficial conversion feature or derivative liability was recorded for this note at inception or at September 30, 2010 due to it not yet being convertible.	$165,000	$0

Note payable, third party, due September 3, 2010. The note does not bear any interest rate and is payable on or before December 31, 2010.	38,399	0

Total	$203,399	$0

b. Equipment

The Company owns $165,000 in scaffolding equipment that will be used on the outside of buildings under construction to support the workers on the build.  The expected useful life of the equipment is 20 years and the equipment will be placed in service on October 1, 2010.  The equipment will be rented out to projects on a monthly or daily rental basis.

4.  Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. This was amended with ASU 2010-09 in February of 2010 to enable companies to not disclose the specific date. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 upon inception did not have a significant effect on the Company’s financial statements as of that date or for the period then ended. In connection with preparing the accompanying financial statements for the periods ended September 30, 2010 and 2009, management evaluated subsequent events through the date that such financial statements were issued.

Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

NET SALES FROM DISCONTINUED OPERATIONS

Overview

Three months ended September 30, 2010 compared to the 3 months ended September 30, 2009

Net Sales from discontinued operations for the Company’s September quarter of fiscal 2011 decreased -54.5% versus the comparable quarter of fiscal 2010. The decline was due to a shortened quarter due to the asset sale on September 3 and a reduction in holiday business from a major customer.  Product costs from discontinued operations increased from 51.6% in the quarter ended September 30, 2009 to 53.1% in the current quarter as a result of an increase in lower margin sales to balance inventories, and continuing increases in manufacturing costs from vendors in China.  The three month period resulted in a net loss from discontinued operations of $591,450 versus a net loss of $360,457 for the prior year. The three month period resulted in a net loss from continuing operations of $6,005.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

Net Sales from discontinued operations for the first six months of fiscal 2011 decreased -29.9% versus the comparable six months of fiscal 2010 due to a nearly 33% shortened September Quarter due to the September 3 asset sale and certain non repeating orders from certain warehouse club and direct to consumer distributor customers. Product costs from discontinued operations increased from 43.1% for the six months ended September 30, 2009 to 51.9% in the current six month period again as a result of an increase in inventory balancing efforts,  sales at reduced margins and continuing increases in manufacturing costs from vendors in China.  The six month period operations resulted in a net loss from discontinued operations of $832,931 versus a net loss of $562,342 for the prior year.  The three month period resulted in a net loss from continuing operations of $6,005.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

As noted above, net sales from discontinued operations of $594,784 for the second quarter of fiscal 2011 decreased -54.5% versus the comparable quarter’s sales of $1,308,381 a year ago. The decrease was largely due to the shortened sales quarter due to the asset sale on September 3, 2010. Also, several channels of trade experienced decreased sales from discontinued operations for the quarter including, but not limited to direct-to-consumer accounts, domestic warehouse club distributors and direct-to-consumer book distributors.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

As noted above, net sales from discontinued operations of $1,696,177 for the first six months of fiscal 2011 decreased -29.9% versus the comparable year’s six month sales of $2,418,985 a year ago.

In addition to the shortened selling period due to the September 3 asset sale, several channels of trade experienced decreased sales from discontinued operations for the six months including, but not limited to direct-to-consumer accounts, domestic warehouse club distributors and direct-to-consumer book distributors.

COST OF SALES FROM DISCONTINUED OPERATIONS.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The Company’s cost of sales from discontinued operations for the quarter ended September 30, 2010 decreased $360,295 from $922,683 in the prior year’s quarter to $562,388 in the current year, a decrease of 39.0%. Cost of sales from discontinued operations as a percentage of net sales from discontinued operations increased from 70.5% to 94.6% in the current quarter primarily as a result of increased amortization expenses related to the disposal of the assets held for sale, and in smaller part as a result of an increase in direct product costs from the Company’s manufacturers in China and lower margin sales to balance inventories.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

The Company’s cost of sales from discontinued operations for the six months ended September 30, 2010 decreased $253,433 from $1,547,505 in the prior year’s six month period to $1,294,072 in the current year’s six month period, a decrease of 16.4%. Cost of sales from discontinued operations as a percentage of net sales from discontinued operations increased from 63.9% to 76.3% primarily as a result of increased amortization expenses related to the disposal of the assets held for sale, and in smaller part as a result of an increase in direct product costs from the Company’s manufacturers in China and lower margin sales to balance inventories.

GROSS PROFIT FROM DISCONTINUED OPERATIONS.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The resulting gross profit from discontinued operations for the quarter ended September 30, 2010 decreased 91.6% from $385,698 to $32,396. The gross margin was 29.5% in the prior comparable quarter versus 5.4% in the current year’s quarter.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

The resulting gross profit from discontinued operations for the six months ended September 30, 2010 decreased 53.9% from $872,518 to $402,105. The gross margin was 36.1% in the prior year’s comparable six month period versus 23.7% in the current year’s six month period.

SELLING, GENERAL & ADMINISTRATIVE COSTS FROM DISCONTINUED OPERATIONS.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The Company’s selling, general, and administrative costs from discontinued operations decreased 23.2% or $167,089 to $551,534 for the three months ended September 30, 2010 versus $718,623 for the three months ended September 30, 2009.  As a percentage of net sales from discontinued operations, selling, general and administrative expenses from discontinued operations increased from 54.9% of net sales from discontinued operations from the prior comparable quarter to 92.7% of net sales from discontinued operations in the current fiscal year. This was primarily attributable to increased legal and amortization expenses related to the disposal of the assets held for sale which heretofore were capitalized.

The Company’s selling, general, and administrative costs from continuing operations was $5,400.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

The Company’s selling, general, and administrative costs from discontinued operations decreased 20.0% or $274,523 to $1,103,804 for the six months ended September 30, 2010 versus $1,378,327 for the six months ended September 30, 2009.  As a percentage of net sales from discontinued operations, selling, general and administrative expenses from discontinued operations increased from 57.0% of net sales from discontinued operations from the prior year’s six month period to 65.1% of net sales from discontinued operations in the current year’s six month period. This was again primarily attributable increased legal and amortization expenses related to the disposal of the assets held for sale which heretofore were capitalized.

The Company’s selling, general, and administrative costs from continuing operations was $5,400.

LOSS FROM DISCONTINUED OPERATIONS.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

For the quarter ended September 30, 2010, the loss from discontinued operations prior to other income/expense was $519,139 versus a loss of $332,935 for the prior year’s quarter.

For the quarter ended September 30, 2010, the loss from continuing operations prior to other income/expense was $5,400.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

For the six months ended September 30, 2010, the loss from discontinued operations prior to other income/expense was $701,699 versus a loss of $505,809 for the prior year’s comparable six month period.

For the six months ended September 30, 2010, the loss from continuing operations prior to other income/expense was $5,400.

OTHER INCOME/EXPENSE FROM DISCONTINUED OPERATIONS.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The Company’s other expense from discontinued operations for the quarter ended September 30, 2010 was $72,286 versus expense of $27,532 for the quarter ended September 30, 2009. The increase is primarily a result of increased borrowing costs.

The Company’s other expense from continuing operations for the quarter ended September 30, 2010 was $605.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

The Company’s other expense from discontinued operations for the six months ended September 30, 2010 was $131,206 versus expense of $56,533 for the six months ended September 30, 2009. The increase is primarily a result of increased borrowing costs.

The Company’s other expense from continuing operations for the six months ended September 30, 2010 was $605.

NET LOSS FROM DISCONTINUED OPERATIONS.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

As a result of the items discussed above, the Company’s net loss from discontinued operations for the quarter ended September 30, 2010 was $591,405 compared to a net loss from discontinued operations of $360,457 for the comparable prior quarter.

The Company’s net loss from continuing operations for the quarter ended September 30, 2010 was $6,005.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

As a result of the items discussed above, the Company’s net loss from discontinued operations for the six months ended September 30, 2010 was $832,931 compared to a net loss from discontinued operations of $562,342 for the comparable prior year period.

The Company’s net loss from continuing operations for the six months ended September 30, 2010 was $6,005.

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

Liquidity and Capital Resources for Discontinued Operations

	For the Period Ended September 30, 2010	For the Period Ended March 31, 2010	Variance	% Change

Net assets (deficiency)	($5,699)	($2,320,770)	$2,315,071	99.8%

Working capital (deficiency)	(170,699)	(3,416,653)	3,245,954	95.0

Accounts payable and accrued expenses	6,720	1,504,240	(1,497,520)	-99.6

Royalties and commissions payable	0	424,011	(424,011)	-100.0

Accounts receivable, net	0	994,945	(994,945)	-100.0

The Company’s children’s publishing operations, sold as of September 3, 2010, suffered recurring losses from operations and had a deficiency in net assets.

On September 3, 2010 the Company closed on its previously-announced transaction and sold substantially all of its assets to MMAC, LLC, a Delaware limited liability company (“MMAC”), which also assumed certain liabilities of Trudy.

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

Upon determination of the final percentage equity interest as described above, MMAC will transfer such equity to the Company which will simultaneously transfer it to Burnham in consideration of the cancellation by Burnham of the $2.7 million of personal debt owed by the Company to him. Excepted from cancellation is $50,000 of debt owed to Burnham which will remain outstanding and which will be repaid to Burnham one year following the closing if and to the extent the Company has not spent the $50,000 of cash it will retain at the closing for general corporate purposes. The $38,399 note is the balance remaining and due to Burnham.

At the closing, as required by agreement of the parties, Burnham made a capital contribution to MMAC of cash in the amount of $175,000 and a $25,000 promissory note. Adjustment upward or downward of such $200,000 in the aggregate may be made upon final determination of the net asset value of the Company as of August 26, 2010.

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

On September 3, 2010 a group of Trudy shareholders including three Directors and one other employee of the Company sold a controlling interest of Trudy in a private transaction for total consideration of $1.00 to an individual who appointed new management and elected a new Board of Directors. Recognizing this transaction the Company’s Board of Directors and senior management resigned effective September 3, 2010.

At September 30, 2010 the Company had a deficiency of net assets of $5,699 versus a deficiency of $2,320,770 at March 31, 2010. Working capital improved by $3,245,954 from a deficiency of $3,416,653 to a deficiency of $170,699 as of September 30, 2010.

Accounts payable and accrued expenses associated with assets held for sale decreased $1,497,520 versus the prior year from $1,504,240 to $6,720 at September 30, 2010. Royalties and commissions payable associated with assets held for sale decreased $424,011 versus the prior year from $424,011 at March 31, 2010 to $0 at September 30, 2010. Accounts receivable held for sale decreased from $994,945 at March 31, 2010 to $0 at September 30, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.    Controls and Procedures

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the Company’s critical disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Management updated that evaluation as of September 30, 2010 and identified the following weaknesses:

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

Given the above identified matters, with the change in operations and Management, Management believes that disclosure controls and procedures are now effective and these identified matters have been remedied as of September 30, 2010. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.

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

Date: December 16, 2010

By: /s/ Stan Larson

Stan Larson,

President