Form 10-Q
period 2010-12-31
TRUDY CORP
filed 2011-02-22
CIK 815098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

     .     TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 0-16056

TRUDY CORPORATION

(Exact name of Registrant as specified in its charter)

Wyoming	06-1007765
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1810 E. Sahara Ave, Suite 1517

Las Vegas, NV 89104

(Address of Principal Executive Offices)

(702) 522-1914

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

February 18, 2011

Common Stock, $.00001 par value: 1,650,862,912 shares

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

INDEX	PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Balance Sheets – December 31, 2010 and March 31, 2010	3

Unaudited Statements of Operations for the three and nine months ended December 31, 2010 and December 31, 2009 and the period from entering the development stage (September 4, 2010) through December 31, 2010	4

Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and December 31, 2009 and the period from entering the development stage (September 4, 2010) through December 31, 2010	5

Notes to Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes in Securities	15

Item 3. Defaults upon Senior Securities	15

Item 4. Removed and Reserved	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

TRUDY CORPORATION

(An Development Stage Company)

Balance Sheets

ASSETS

	December 31,	March 31,
	2010	2010
CURRENT ASSETS	(Unaudited)
Cash	$579	$-
Net assets of discontinued operations	-	2,650,164

Total Current Assets	579	2,650,164

PROPERTY AND EQUIPMENT, net	162,937	-

OTHER ASSETS
Net assets of discontinued operations	-	1,095,883

Total Other Assets	-	1,095,883

TOTAL ASSETS	$163,516	$3,746,047

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses – related party	$54,978	$-
Accrued salaries	37,808
Notes payable	8,399	-
Related party note payable	165,000	-
Net liabilities of discontinued operations	-	6,066,817

Total Current Liabilities	266,185	6,066,817

Total Liabilities	266,185	6,066,817

STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock, $0.00001 par value, 10,000,000
shares authorized, -0- and -0-
shares issued and outstanding, respectively	-	-
Common stock, $0.00001 par value, 29,800,000,000
shares authorized, 1,500,862,912 and 700,862,912
shares issued and outstanding, respectively	15,009	70,087
Additional paid-in capital	10,695,504	7,246,419
Stock subscription payable	295,000	-
Accumulated deficit	(10,470,207)	(9,637,276)
Deficit accumulated during the development stage	(637,975)	-

Total Stockholders' Equity (Deficit)	(102,669)	(2,320,770)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$163,516	$3,746,047

TRUDY CORPORATION

(An Development Stage Company)

Statements of Operations

(Unaudited)

					Since
					Re-entering the
					Development
					Stage on
					September 4, 2010
	For the Three Months Ended		For the Nine Months Ended		Through
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Professional fees	347,147	-	352,547	-	352,547
Salaries and wages	277,808	-	277,808	-	277,808
General and administrative expenses	4,392	-	4,392	-	4,392
Total Operating Expenses	629,347	-	634,747	-	634,747
LOSS FROM OPERATIONS	(629,347)	-	(634,747)	-	(634,747)

OTHER EXPENSES
Interest expense	(2,623)	-	(3,228)	-	(3,228)
Total Other Expenses	(2,623)	-	(3,228)	-	(3,228)

LOSS BEFORE DISCONTINUED OPERATIONS	(631,970)	-	(637,975)	-	(637,975)
Loss from discontinued operations	-	(75,549)	(832,931)	(637,891)	-

LOSS BEFORE INCOME TAXES	(631,970)	(75,549)	(1,470,906)	(637,891)	(637,975)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(631,970)	$(75,549)	$(1,470,906)	$(637,891)	$(637,975)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,231,297,695	700,862,912	878,317,457	700,862,912

TRUDY CORPORATION

(An Development Stage Company)

Statements of Stockholders' Deficit

								Deficit
								Accumulated
	Series B Preferred Stock		Common Stock		Additional	Stock		During the
					Paid-in	Subscription	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Stage	Total

Balance, March 31, 2009	-	$-	700,862,912	$7,009	$7,203828	$-	$(8,543,908)	$-	$(1,333,071)

Interest imputed on shareholder loan	-	-	-	-	105,669	-	-	-	105,669

Net loss for the year ended March 31, 2010	-	-	-	-	-	-	(1,093,368)	-	(1,093,368)

Balance, March 31, 2010	-	-	700,862,912	7,009	7,309,497	-	(9,637,276)	-	(2,320,770)

Contributed capital (unaudited)	-	-	-	-	3,154,007	-	-	-	3,154,007

Series B preferred stock issued for services (unaudited)	-	-	-	-	-	250,000	-	-	250,000

Common stock issued for services (unaudited)	-	-	800,000,000	8,000	232,000	45,000	-	-	285,000

Net loss for the nine months ended December 31, 2010 (unaudited)	-	-	-	-	-	-	(832,931)	(637,975)	(1,470,906)

Balance, December 31, 2010 (unaudited)	-	$-	1,500,862,912	$15,009	$10,695,504	$295,000	$(10,470,207)	$(637,975)	$(102,669)

TRUDY CORPORATION

(An Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Since
			Re-entering the
			Development
			Stage on
			September 4, 2010
	For the Nine Months Ended		Through
	December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,470,906)	$(637,891)	$(637,975)
Adjustments to reconcile net loss to net
used by operating activities:
Discontinued operations	832,931	-	-
Preferred stock issued for services	250,000	-	250,000
Common stock issued for services	285,000	-	285,000
Depreciation	2,063	-	2,063
Changes in operating assets and liabilities
Accounts payable and accrued expenses – related party	93,092	-	93,092

Net cash used in continuing operating activities	(7,820)	(637,891)	(7,820)
Net cash used in discontinued operating activities	(292,495)	89,487	-
Net Cash Used in Operating Activities	(300,315)	(548,404)	(7,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued investing activities	(66,461)	(82,997)	-
Net Cash Used in Investing Activities	(66,461)	(82,997)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(30,000)	-	(30,000)

Net cash used in continuing financing activities	(30,000)	-	(30,000)
Net cash provided by discontinued financing activities	302,401	682,327	-
Net Cash Provided by Financing Activities	272,401	682,327	(30,000)

NET INCREASE (DECREASE) IN CASH	(94,375)	50,926	(37,820)
CASH AT BEGINNING OF PERIOD	94,954	122,739	38,399
CASH AT END OF PERIOD	$579	$173,665	$579

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$79,111	$-
Income Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES:
Purchase of fixed assets with convertible note payable	$165,000	$-	$-
Disposal transaction	6,324,099	-	-

TRUDY CORPORATION

Notes to the Financial Statements

December 31, 2010 and March 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements.  The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues, generated a net loss from continuing operations of $637,975 during the nine months ended December 31, 2010 and has generated an accumulated deficit during since reentering the development stage of approximately $637,975 as of December 31, 2010.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2009 financial statements have been reclassified to conform to the presentation in the December 31, 2010 financial statements.

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

TRUDY CORPORATION

Notes to the Financial Statements

December 31, 2010 and March 31, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

On September 4, 2010 the Company closed on its previously-announced transaction and sold substantially all of its assets to MMAC, LLC, a Delaware limited liability company (“MMAC”), which also assumed certain liabilities of Trudy.  The assets sold consisted of Trudy’s on-going business as a publisher of children’s educational story, novelty and electronic books, audiobooks and plush toys.

The consideration paid by MMAC for the Company’s assets consisted of the following: (1) the assumption of substantially all of the secured and unsecured liabilities of the Company, including loans from an affiliate of MMAC to the Company in the principal amount of $545,000 and with the exception of $2.7 million of personal debt owed to a principal shareholder and Chairman of the Company, William W. Burnham (“Burnham”); and (2) upon the completion of the final calculation of the net asset value of the Company (estimated to be completed approximately 90-120 days from the closing) an equity interest in MMAC, estimated to be in the range of 4.75%, subject, however, to possible adjustment upon the final determination of such net asset value. In view of the initial determination at closing of the Company’s net asset value, the previously announced Buyer Note from MMAC to Trudy in the principal amount of $225,000 was not issued.

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

The Company has accrued for all obligations related to the agreement with MMAC, LLC and William W. Burnham as of December 31, 2010 and September 4, 2010. This balance was $8,399 and $38,399 owed to William W. Burnham, respectively.

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

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

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

TRUDY CORPORATION

Notes to the Financial Statements

December 31, 2010 and March 31, 2010

On September 4, 2010 a group of Trudy shareholders including three Directors and one other employee of the Company sold a controlling interest of Trudy for $1.00 to an individual in a private transaction who appointed new management and elected a new Board of Directors. Recognizing this transaction the Company’s Board of Directors and senior management resigned effective September 4, 2010.

Assets Held for Sale

Since substantially all of the Company was sold prior to the quarter ended December 31, 2010, the assets, liabilities and results of operations have been shown separately as discontinued operations on the accompanying balance sheets and statements of operations. Assets and liabilities of discontinued operations consisted of the following:

	December 31,	March 31,
	2010	2010
ASSETS
Current assets held for sale
Cash and cash equivalents	$-	$94,954
Accounts receivable, net	-	994,945
Inventory, net	-	1,390,503
Prepaid expenses and other current assets	-	169,762
Total current assets	-	2,650,164

Long term assets held for sale
Equipment, net	-	68,161
Royalty advances, net	-	247,436
Prepublication and other assets, net	-	452,700
Prepaid acquisitions	-	327,586
Total other assets	-	1,095,883

TOTAL ASSETS	$-	$3,746,047

LIABILITIES
Current liabilities associated with assets held for sale
Notes payable – Bank	$-	$710,706
Notes payable – Third party	-	429,251
Notes payable – Related parties	-	2,680,701
Accounts Payable – related parties	-	93,553
Accounts Payable and accrued expenses	-	1,504,240
Deferred Revenue	-	224,355
Royalties and commissions payable	-	424,011
Total current liabilities	-	6,066,817

TOTAL LIABILITIES	$-	$6,066,817

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Assets Held for Sale (continued)

No gain was recorded on the disposal transaction due to the excess debt relief compared to the carrying value of the disposed assets on the sales transaction being from a related party. The value of the net assets sold on September 4, 2010 was $2,895,258. The liabilities disposed of in the transaction were $3,455,623. The difference of $3,122,884 was recorded to additional paid in capital due to the primary debt relief in the transaction being debt owed to a related party.

TRUDY CORPORATION

Notes to the Financial Statements

December 31, 2010 and March 31, 2010

a.   Inventories

	December 31,	March 31,
	2010	2010
Raw Materials	$-	$32,462
Finished Goods	-	1,636,004
Reserve for Obsolescence	-	277,963
Inventory	$-	$1,390,503

b. Notes Payable, Bank and Related Parties

	December 31,	March 31,
	2010	2010
Revolving line of credit (1)	$-	$710,706
Related party notes payable (2)	-	2,680,701
Third party notes payable (3)	-	429,251
Total Liabilities	$-	$3,820,658

(1) A revolving line of credit totaling $850,000. Interest is payable monthly equal to the Wall Street Journal reported prime rate plus 2.0% with interest rate not to be less than 7.5%. Borrowings are subject to a borrowing base equal to 80% of eligible accounts receivable. The note is also secured by all of the assets of the Company, a mortgage on the Company’s premises and a personal guarantee of a principal shareholder (William W. Burnham, Chairman of the Board).

(2) Various notes payable, to principal shareholder (William W. Burnham, Chairman of the Board) due on demand. Interest is payable monthly at LIBOR + 1.25%.

(3) Notes payable, third party, due upon termination of the Asset Purchase Agreement. Interest accrues monthly at 7.0% on any unpaid principal and accrued interest.

Continuing Operations

a. Notes Payable

	December 31,	March 31,
	2010	2010
6% Note payable (1)	$165,000	$-
Non-interest bearing note payable (2)	8,399	-
Total Notes Payable	$173,399	$-

(1) See Note 6

(2) $50,000 of debt owed to Burnham due one year following the closing if and to the extent the Company has not spent the $50,000 of cash for general corporate purposes. The note bears no interest and is unsecured.

b. Equipment

The Company owns $165,000 in scaffolding equipment that will be used on the outside of buildings under construction to support the workers on the build.  The expected useful life of the equipment is 20 years and the equipment will be placed in service on October 1, 2010.  The equipment will be rented out to projects on a monthly or daily rental basis.

NOTE 5 – SIGNIFICANT AGREEMENTS

On October 1, 2010 the Company entered into a consulting agreement with an unrelated party.  In exchange for consulting services, the Company agreed pay the following consideration:

TRUDY CORPORATION

Notes to the Financial Statements

December 31, 2010 and March 31, 2010

a)

100,000 Series B Preferred Stock (see Note 7)

b)

150,000,000 Common Shares (see Note 8)

c)

$5,000 per month payable from and only after the first tranche of money is received from an equity offering

d)

Additional contingent fees based on services to be performed and capital to be raised

The agreement will remain in force until a private placement is completed or is terminated by either party upon 30 days’ notice.

On November 1, 2010 the Company entered into two management agreements with its two executives.  The agreements entitled the executives to a combined total of 800,000,000 shares of common stock as a signing bonus.  The Company valued the shares as described in Note 8.  The Company also agreed to pay the executives total compensation of $230,000 to be earned over the one year agreement.  As of December 31, 2010 the Company has recorded $37,808 in management fees and has recorded $37,808 in accrued salaries.

NOTE 6 – RELATED PARTY NOTES PAYABLE

On September 4, 2010 the Company entered into an agreement with a related party to purchase $165,000 of scaffolding equipment.  As consideration for the purchase the Company signed a note agreement which is due on March 3, 2011, bears interest at 6% and is secured by the assets purchased.  Upon default, the stated interest rate increases to 12% and becomes convertible into common stock at par.  Due to the fact that the note is not convertible until it is in default, no beneficial conversion feature has been recorded.  When and if the note becomes convertible, the Company will analyze the imbedded conversion feature in accordance with ASC 470 to determine whether a beneficial conversion feature exists.  As of December 31, 2010 the Company has recorded $3,228 in interest expense and accrued interest payable.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 200,000,000 shares of par value $0.00001 preferred stock consisting of 1,000,000 Series A Preferred, 10,000,000 shares of Series B Preferred, 10,000,000 Series C Preferred, 30,000,000 Series D Preferred, and the remaining 149,000,000 in yet to be determined series of preferred stock.

On October 1, 2010 the Company entered into a consulting agreement wherein the Company agreed to issue 100,000 Series B Preferred stock valued at $2.50 per share based on the fair value of the services received.  The Company recorded a corresponding expense of $250,000 as professional fees.  As of December 31, 2010 the Company has not issued this stock and it has been recorded as a stock subscription payable. The Company anticipates issuing this stock in the subsequent quarter.

NOTE 8 – COMMON STOCK

On October 1, 2010 the Company entered into a consulting agreement wherein the Company agreed to issue 150,000,000 shares of common stock value at $0.0003 per share based on the quoted market price on the date of issuance.  Due to the fact that the agreement is cancellable by either party upon 30 days’ notice and the shares are fully vested at issuance, the Company recorded a corresponding expense of $45,000 as professional fees. As of December 31, 2010 the Company has not issued this stock and it has been recorded as a stock subscription payable. The Company anticipates issuing this stock in the subsequent quarter.

On November 1, 2010 the Company issued 800,000,000 shares of common stock to two Company executives for services valued at $0.0003 per share based on the quoted market price of the stock on the date of issuance.  The Company recorded a corresponding expense of $240,000 as salaries and wages.

NOTE 9 – SUBSEQUENT EVENTS

On January 18, 2011 The Company acquired 100% of the outstanding shares of Alberta Scaffolding (“Alberta”) for 100,000 shares of the Company’s Preferred Class D stock and 150,000,000 shares of the Company’s common stock.  As of the closing date the officers and directors of Alberta resigned with new officers and directors to be appointed by the Company.

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

NET SALES FROM DISCONTINUED OPERATIONS

Overview

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

During the three months ended December 31, 2010 the company had no revenue from continuing operations.  The Company had $629,347 in operating expenses from continuing operations compared to $0 in 2009.  This increase is due to the fact that the company sold its operations effective September 4, 2010 and re-entered the development stage.  The $629,347 in operating expenses consists of $347,147 in professional fees, $277,808 in salaries and wages, and $4,392 in general and administrative expenses.  The Company also had $2,623 in interest expense.  As a result of the above the Company recorded a net loss from continuing operations of $631,970 for the three months ended December 31, 2010 as compared to $0 for the three month period ended December 31, 2009.

Our net loss from discontinued operations for the three months ended December 31, 2010 was $0 resulting in a net loss of $631,970.

Nine months ended December 31, 2010 compared to the nine months ended December 31, 2009

During the nine months ended December 31, 2010 the company had no revenue from continuing operations.  The Company had $634,747 in operating expenses from continuing operations compared to $0 in 2009.  This increase is due to the fact that the company sold its operations effective September 4, 2010 and re-entered the development stage.  The $634,747 in operating expenses consists of $652,547 in professional fees, $277,808 in salaries and wages, and $4,392 in general and administrative expenses.  The Company also had $3,228 in interest expense.  As a result of the above the Company recorded a net loss from continuing operations of $637,975 for the three months ended December 31, 2010 as compared to $0 for the three month period ended December 31, 2009.

Our net loss from discontinued operations for the nine months ended December 31, 2010 was $832,931 resulting in a net loss of $1,470,906.

Critical Accounting Estimates

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Liquidity and Capital Resources for Discontinued Operations

As of December 31, 2010, we had total current assets of $579, consisting entirely of cash.  Our total current liabilities as of December 31, 2010 were $266,185, consisting of $54,978 in Accounts Payable and Accrued Expenses-Related Party, $37,808 in accrued salaries, $8,399 in Notes Payable and $165,000 in Related Party Notes Payable.  Thus, we have a working capital deficit of $265,606 as of December 31, 2010.

We used $7,820 of cash from continuing operating activities during the nine months ended December 31, 2010 compared to $0 during the nine months ended December 31, 2009.  Since re-entering the development stage on September 4, 2010, we have used $7,820 in cash from operating activities.

We used $0 of cash from continuing investing activities during the nine months ended December 31, 2010 compared to $0 during the nine months ended December 31, 2009.  Since re-entering the development stage on September 4, 2010, we have used $0 in cash from investing activities.

We used $30,000 of cash from continuing financing activities during the nine months ended December 31, 2010 compared to $0 during the nine months ended December 31, 2009.  Since re-entering the development stage on September 4, 2010, we have used $30,000 in cash from financing activities.

Net cash used in discontinued operations was ($56,555) and $50,926 for the nine months ended December 31, 2010 and 2009, respectively.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues, generated a net loss from continuing operations of $637,975 during the nine months ended December 31, 2010 and has generated an accumulated deficit during since reentering the development stage of approximately $637,975 as of December 31, 2010.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Discontinued Operations

The Company’s children’s publishing operations, sold as of September 4, 2010, suffered recurring losses from operations and had a deficiency in net assets.

On September 4, 2010 the Company closed on its previously-announced transaction and sold substantially all of its assets to MMAC, LLC, a Delaware limited liability company (“MMAC”), which also assumed certain liabilities of Trudy.

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

On September 4, 2010 a group of Trudy shareholders including three Directors and one other employee of the Company sold a controlling interest of Trudy in a private transaction for total consideration of $1.00 to an individual who appointed new management and elected a new Board of Directors. Recognizing this transaction the Company’s Board of Directors and senior management resigned effective September 4, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.    Controls and Procedures

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the Company’s critical disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Management updated that evaluation as of December 31, 2010 and identified the following weaknesses:

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

Given the above identified matters, Management believes that disclosure controls and procedures are not effective and these identified matters have been remedied as of December 31, 2010. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.

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

Date: February 22, 2011

By: /s/ Stan Larson

Stan Larson, President